Form 10QSB
period 1997-09-30
PINNACLE RESOURCES INC
filed 1997-11-24
CIK 1043825

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              September 30, 1997

        [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE EXCHANGE ACT

For the transition period from:               to:


Commission file number:                         0-22965

                               PINNACLE RESOURCES, INC.
                 (Exact name of Small  Business Issuer in its charter)


           WYOMING                                       84-1414869
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                        Identification No.)

 7345 E. Peakview Avenue, Englewood, Colorado               80111
   (Address of principal executive offices)             (Zip Code)

               Issuer's Telephone number, including area code:
                               (303) 771-8100

 Check mark whether the Issuer (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to the filing requirements for at least the past 90
days. YES: X   NO:

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PREVIOUS FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by the court.  YES:      NO:

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of
common stock, as of the last practicable date:    4,150,000

 Transitional Small Business Disclosure Format. YES:   NO: X

Pinnacle Resources, Inc.

Index


PART I   FINANCIAL INFORMATION

Balance Sheet
September 30, 1997                        4

Statements of Operations
Three Months
Ended September 30, 1997 and 1996         5


Statements of Cash Flows
Three Months Ended
September 30, 1997                        6


Statement of Stockholders' equity         7

Notes to Financial Statements             8

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                9-10

PART II
Other Information                         11

Signatures                                12

Financial Data Schedule                   13

                Pinnacle Resources, Inc.
           (A Development Stage Company)
                       Balance Sheet

                          ASSETS
                                                                Unaudited                 Audited
                                                                September                   June
                                                                30, 1997                  30, 1997
Current assets:
  Cash                                                          $  68,622               $  100,000
                                                                ---------               ----------

TOTAL ASSETS                                                    $  68,622               $  100,000
                                                                  =======                  =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                                                $   2,400                $       0

Stockholders' equity:
 Preferred stock, $.01 par value
Authorized 2,000,000 Shares; issued
And Outstanding -0- Shares
Common stock, .00001 par value,
  Authorized 500,000,000 Shares,
Issued and Outstanding  4,150,000 Shares                               42                       42
Capital Paid in Excess of
Par Value of Common Stock                                         101,458                  101,458

Retained Earnings (Deficit Accumulated During the
Development Stage                                                 (35,278)                 (35,278)

TOTAL SHAREHOLDERS' EQUITY                                         66,222                  100,000
                                                                ---------                 --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $68,622                 $100,000
                                                                 ========                 ========

The accompanying notes are an integral part of these unaudited financial statements.

             Pinnacle Resources, Inc.
        (A Development Stage Company)
               Statements of Operations

                                                            Unaudited                       Inception
                                                          Nine Months  Ended                January 6
                                                           September 30                    1997 through
                                                         1997           1996           September 30, 1997

Revenue                                                  $0             $0                      $0


Expenses:

Administrative                                            0           1,500                 35,278
Legal and Accounting                                 13,778               0                 13,778
Professional Fees                                    20,000               0                 20,000
                                                    -------          ------                -------

Total                                                33,778           1,500                 35,278
                                                    -------          ------                -------

Net income (loss)                                  ($33,778)        ($1,500)              ($35,278)
                                                   ========         =======               ========

Earnings (loss) per share:
 Net income (loss)                                   ($0.01)         ($0.00)                ($0.01)
                                                     ======          ======                 ======

 Weighted average shares outstanding              4,200,000       4,200,000              4,200,000
                                                  =========       =========              =========




   The accompanying notes are an integral part of these financial statements.

               Pinnacle Resources, Inc.
             (A Development Stage Company)
                 Statement of Cash Flows

                                                              Unaudited                       Inception
                                                         Nine Months  Ended                   January 6
                                                           September 30                     1997 through
                                                        1997           1996           September 30, 1997

Net (Loss)                                          ($33,778)         ($1,500)               ($35,278)

Adjustments To Reconcile Net Loss To Net Cash
  Used in Operating Activities:                             0               0                       0

Stock Issued For Services                                  0            1,500                   1,500

Changes in Operating Assets and Liabilities:
Increase in Accounts Payable                          2, 400                0                   2,400

Net Flows From Operations                            (31,378)               0                 (31,378)

Cash Flows From Investing Activities:                      0                0

Net Cash Flows From Investing                              0                0

Cash Flows From Financing Activities:

Stock Issued For Cash                                100,000                0                 100,000

Cash Flows From Financing                            100,000                0                 100,000

Net Increase in Cash                                 $68,622               $0                 $68,622
Cash At Beginning Of Period                                0                0                       0

Cash At End Of Period                                $68,622               $0                 $68,622

Summary Of Non-Cash Investing And Financing Activities:

Stock Issued for Services                             $1,500               $0                  $1,500





    The accompanying notes are an integral part of these unaudited financial statements.




                              PINNACLE RESOURCES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          Statement of Shareholders' Equity


                                                                                  Deficit
                                                                Capital Paid    Accumulated
                                    Number Of                    In Excess      During The
                                     Common        Common           of          Development
                         NOTES       Shares         Stock       Par Value          Stage          Total

Balance At
   January 6, 1995        1,2           0            $0         $     0              $0          $     0

Issuance of Common Stock:
  January 1995 for Cash
  Advances Made On Behalf
  of the Company & Services
  at $.01 Per Share         *       150,000           2           1,498                            1,500

Net (Loss)                                                                        (1,500)         (1,500)
                                    -------         ---         -------           ------         -------
Balance At June 30,
   1995, 1996                       150,000          $2          $1,498          ($1,500)             $0

Issuance Of Common Stock:
  June 26, 1997 for Cash
  At $.025 Per Share              4,000,000          40          99,960                0         100,000

Net (Loss)                                                                             0               0
                                  ---------         ---          ------           ------         -------

Balance At June 30,
   1995, 1996                     4,150,000         $42        $101,458          ($1,500)       $100,000
                                  =========         ===        ========           ======        ========

Net (Loss)                                                                             0               0
                                  ---------         ---          ------           ------         -------

Balance At September 30, 1997     4,150,000         $42        $101,458          ($1,500)       $100,000
                                  =========         ===        ========           ======        ========


The accompanying notes are an integral part of these unaudited financial statements

                      Pinnacle Resources, Inc.
               Notes to Unaudited Financial Statements
          For the Three Month Period Ended September 30, 1997

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month period ended September 30, 1997 and September 30, 1996 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management necessary to reflect properly the results of interim periods presented).
The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results expected for the year ended June 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	         CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.   The financial statements have been prepared
assuming that the Company will continue as a going concern.   The Company is
in the development stage and has no operations as of September 30, 1997.   The
deficiency in working capital as of September 30, 1997 raises substantial doubt about its ability to continue as a going concern. In the course of its development activities the Company has sustained continuing losses and
expects such losses to continue for the foreseeable future.   The Company's
management plans on advancing funds on an as needed basis and in the longer
term revenues from the operations of a merger candidate, if found.   The
Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations through a merger candidate.

Until revenues commence, the Company shall raise funds through equity
financing which may or not be successful.   The Company has tried to limit
its general and administrative expenses.    The Company has little or no
control as to the demand for its services and, as a result, inflation and changing prices could have a material effect on the future profitability of the Company.

The Company will focus its financing and capital arrangement activities on emerging growth companies which plan to raise capital in the public markets within a reasonable short period of time, i.e., one to two years.
Management has not identified any particular industry within which the
Company will focus its efforts.   Rather, management intends to identify any
number of candidates which may be brought to its attention through present
associations or by word-of-mouth.   Initially the Company intends to arrange
sources of funding and finance for its prospective clients through established sources for such funds by acting as a finder or broker to the lender and as an arranger or financial consultant to the borrowing party.
In the emerging markets of South Africa and South America, opportunities exist where small mining companies seek funding from outside sources for capitalization because it is not available locally.

Management has over 70 years of combined business experience involving a variety of situations where financing and/or funding has been required in
order to effectuate a mining opportunity.   Individually, management
personnel has directly funded, underwritten or brokered financing for a number of mining prospects over the years, both in the domestic market as well as South Africa and South America.

Management believes that the Company will be able to successfully seek out potential candidates who are interested in obtaining loans from the Company
in the immediate future.   This belief is based upon the perceived difficulty
of many development and growth stage companies who require additional financing, but are unable to obtain the same from established sources, such
as banking institutions and venture capitalists.   As interest rates begin to
rise, management anticipates that those types of entities earmarked by the Company as possible clients will continue to seek out the Company as a lending source, as management views a potential borrower's borrowing base in
a different light than banks.   For loans made by regulated commercial
lenders, there is normally a structured review and evaluation of a prospective borrower's loan application by the lender, including an in-depth
review of such application by a loan committee.   The loan committee will
then approve or reject each application as it is submitted.   The evaluation
and approval of loans depends on subjective factors and judgments, as well as objective criteria, such as loan to value ratios and independent appraisals,
when appropriate or available.   The Company's loan committee consists of
substantially fewer persons than a commercial lender and uses a less formal
procedure than more traditional lenders.   It is possible that any such
subjective factors and judgments may prove to be incorrect with a resulting loss of part or all of the Company's investment in any particular loan. However, as part of the consideration provided to the Company for issuance of its loans, the Company receives its interest and attempts to also obtain additional consideration in the form of equity or options or warrants in the
borrower.   In the event the borrower's business plan proves successful, the
Company may receive substantial returns as a result of this equity enhancement.

Most venture capitalists take an aggressive equity position far in excess of that of the Company and in many instances, takes an active role in the
management of their clients.   Management believes that this makes venture
capitalists unattractive to those types of entities with whom the Company does business.

The Company's ability to become a significant lender is impaired primarily by
its own lack of capital with which to make loans.   While management would
welcome the opportunity to make more loans for larger amounts, management finds itself in the same predicament as that of its prospective clients.
That is, the lack of capital with which to fully implement the Company's
business plan.    Management hopes that as the Company begins to make
successful loans, that its track record will allow the Company to attract either private investors seeking to invest in the business of the Company on a private basis, or that the Company will be able to attract an investment banker willing to underwrite a secondary offering of the Company's securities
to generate additional capital.    There are no assurances that the Company
will be able to attract either of the aforesaid entities to increase the

Company's working capital.   If the Company is unable to obtain additional
working capital, it is unlikely that the Company will generate any substantial growth in the near future.

Capital Resources and Source of Liquidity.    The Company currently has no
material commitments for capital expenditures.   The Company pays no rent for
its current office space.    An increase in lease payments could have a
negative effect on the cash flow and liquidity of the Company.

On June 26, 1997, the Company sold 4,000,000 at $.025 per Common Share for an aggregate of $100,000.

At September 30, 1997, the Company had working capital of $68,622 consisting of
$68,622 in current assets and $2,400 in current liabilities.   The Company has
no long term liabilities.

Results of Operations.   The Company expects to earn consulting fees,
commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source. To date, the Company has not yet commenced operations or received any revenues. The Company expended no amounts for administrative expenses for the three months ended September 30, 1997.

Plan of Operation.    The Company is not delinquent on any of its obligations
even though the Company has not yet begun to generate revenue.  The Company
will identify and subsequently qualify prospective clients.   Current
operations require minimal cash infusions.   The Company may borrow funds or
obtain equity financing from affiliated persons or entities to continue
operations, if necessary.   The Company intends to market its services
utilizing cash made available from the recent private sale of its Common
Shares.   The Company is of the opinion that revenues from its services along with proceeds of the private sale of its securities will be sufficient to pay its expenses until receipt of revenues at a level to sustain operations.

                    PART II
               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

ITEM 5.  OTHER INFORMATION.

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Not applicable.

    (b)  Not applicable.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Pinnacle Resources, Inc.
                (Registrant)

Dated:    November 22, 1997



By:  /s/ Glen R. Gamble
     ----------------------------
      Glen R. Gamble, President