Form 10QSB
period 1998-01-31
PINNACLE RESOURCES INC
filed 1998-03-19
CIK 1043825

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

[X]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  AND  EXCHANGE  ACT  OF  1934
For  the  Quarter  ended  January  31,  1997

[      ]      TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
EXCHANGE  ACT
For  the  transition  period                                to

Commission  file  number          -        0-22965

                             Pinnacle Resources, Inc..
                 (Exact name of Small Business Issuer in its charter)


           WYOMING                                       84-1414869
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                        Identification No.)

 7345 E. Peakview Avenue, Englewood, Colorado               80111
   (Address of principal executive offices)             (Zip Code)

               Registrant's Telephone number, including area code:
                               (303) 771-8100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes        x            No
      -------                --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

              4,150,000 Shares of Common Stock ($.00001 par value)
                               (Title of Class)

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes                          No          x
      ---------                       --------

                              PINNACLE RESOURCES, INC.



PART  I:          Financial  Information

     ITEM  1  -  Financial  statements

     ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART  II:          Other  Information

     ITEM  6  -  Exhibits  and  Reports  on  Form  8-K

                                    PART I

Item  1.  Financial  Statements:


                     Pinnacle Resources, Inc.
                   (Fka Claremont House, Corp.)
                   A Development Stage Company
                          Balance Sheet


                                              Unaudited              Audited
                                             December 31            June 30,
                                                1997                 1997

ASSETS

Cash                                          $ 3,622                $100,000
Interest Receivable - Relate Party              1,000                       0
Note Receivable - Related Party                40,000                       0
                                              -------                --------

Total Current Assets                           44,622                $100,000

TOTAL ASSETS                                  $44,622                $100,000


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable                 $2,650                       0

SHAREHOLDER' EQUITY

Preferred Stock, $.01 Par Value
Authorized 2,000,000 Shares; Issued
And Outstanding -0- Shares                          -                       -

Common Stock, $.00001 Par Value
Authorized 500,000,000 Shares; Issued
And Outstanding 4,150,000 Shares                   42                      42

Additional Paid in Capital On Common Stock    101,458                 101,458

Deficit Accumulated During the
     Development Stage                        (60,528)                 (1,500)
                                              -------                --------
TOTAL SHAREHOLDERS' EQUITY                     40,972                 100,000
                                              -------                --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $43,622                 $100,000
                                             ========                 ========


The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

                          PINNACLE RESOURCES, INC.
                        (FKA CLAREMONT HOUSE, CORP.)
                        A DEVELOPMENT STAGE COMPANY
                          STATEMENT OF OPERATIONS

                                     Unaudited    Unaudited  JANUARY 6, 1995
                                     6 month        6 month   (INCEPTION)
                                   Period ended  period ended  Through Dec.
                         N        Dec. 31, 1997 Dec. 31, 1996   31, 1997
Revenue                                  $0             $0           $0

Expenses:

Administrative                            0          1,500        1,500
Legal and Accounting                 14,028              0       14,028
Officer Remuneration                  4,800              0        4,600
Professional Fees                    18,400              0       18,400
Rent                                 21,800              0       21,800
                                     ------          -----        -----
Total                                59,028              0       59,028
                                     ------          -----        -----

(Loss) Before Other Income         $(59,028)       $(1,500)    $(60,528)

Other Income - Interest               1,000              0        1,000
                                   --------        -------     --------
Net (Loss)                         $(58,028)       $(1,500)     $(59,028)

Basis (Loss) per Common Shares       ($0.01)        ($0.01)       ($0.01)
Weighted Average Common Shares
Outstanding                       4,150,000        150,000     4,150,000
                                  =========        =======     =========


The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

                          PINNACLE RESOURCES, INC.
                        (FKA CLAREMONT HOUSE, CORP.)
                        A DEVELOPMENT STAGE COMPANY
                          STATEMENT OF OPERATIONS

                                    Unaudited      Unaudited
                                     3 month        3 month
                                   Period ended  period ended
                         N        Dec. 31, 1997 Dec. 31, 1996
Revenue                                  $0             $0

Expenses:

Administrative                            0          1,500
Legal and Accounting                    250              0
Officer Remuneration                  4,800              0
Professional Fees                    18,400              0
Rent                                  1,800              0
                                     ------          -----
Total                                25,250              0
                                     ------          -----

(Loss) Before Other Income         $(25,250)       $(1,500)

Other Income - Interest               1,000              0
                                   --------        -------
Net (Loss)                         $(24,250)       $(1,500)

Basis (Loss) per Common Shares       ($0.01)        ($0.01)
Weighted Average Common Shares
Outstanding                       4,150,000        150,000
                                  =========        =======


The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

                          PINNACLE RESOURCES, INC.
                        (FKA CLAREMONT HOUSE, CORP.)
                        A DEVELOPMENT STAGE COMPANY
                          Statement of Cash Flows

                                    Unaudited    Unaudited  JANUARY 6, 1995
                                     6 month        6 month   (INCEPTION)
                                   Period ended  period ended  Through Dec.
                                  Dec. 31, 1997 Dec. 31, 1996   31, 1997

Net (Loss)                            $(58,028)    $(1,500)     $(59,528)

Adjustments to Reconcile Net
   Loss to Net Cash Used in
   Operating Activities                       0           0             0
Issuance of Common Stock For
   Services                                  0       1,500         1,500

Changes in Operating Assets
   and Liabilities
  Increase in Interest Receivable      (1,000)           0        (1,000)
  Increase in Accounts Payable          2,650            0        (2,650)

Net Cash Flows From Operations        (56,378)           0       (56,378)
                                      -------        -----       -------

Cash Flows From Investing
Activities:

Advances made to Related Entity        (40,000)           0      (40,000)

Net Cash Flows from Investing          (40,000)           0      (40,000)
                                       --------       -----      -------

Cash Flows From Financing
   Activities:

Issuance of Common Stock               100,000            0      100,000
                                       -------        -----      -------

Cash Flows From Financing              100,000            0      100,000
                                       -------        -----      -------

Net Increase in Cash                     3,622            0        3,622
Cash At Beginning of Period                  0            0            0

Cash At End of Period Period             3,622            0        3,622


Non-Cash Activities:

Stock Issued For Services               $1,500              $0        $1,500
                                        ======             ===        ======

  The Accompanying Notes Are An Integral Part of These Unaudited Financial Statements.

                          PINNACLE RESOURCES, INC.
                        (FKA CLAREMONT HOUSE, CORP.)
                        A DEVELOPMENT STAGE COMPANY
                          Statement of Shareholders' Equity

                                                                                  Deficit
                                                                Capital Paid    Accumulated
                                    Number Of                    In Excess      During The
                                     Common        Common           of          Development
                         NOTES       Shares         Stock       Par Value          Stage          Total

Balance At
   January 6, 1995        1,2           0            $0         $     0              $0          $     0

Issuance of Common Stock:
  January 1995 for Cash
  Advances Made On Behalf
  of the Company & Services
  at $.01 Per Share         *       150,000           2           1,498                            1,500

Net (Loss)                                                                        (1,500)         (1,500)
                                    -------         ---         -------           ------         -------
Balance At June 30,
   1995, 1996                       150,000          $2          $1,498          ($1,500)             $0

Issuance Of Common Stock:
  June 26, 1997 for Cash
  At $.025 Per Share              4,000,000          40          99,960                0         100,000

Net (Loss)                                                                             0               0
                                  ---------         ---          ------           ------         -------

Balance At June 30,
   1995, 1996                     4,150,000         $42        $101,458          ($1,500)       $100,000
                                  =========         ===        ========           ======        ========
Net Loss                                                                         (56,028)

Balance at December 31,
   1997                           4,150,000         $42        $101,458          ($59,528)       $100,000
                                  =========         ===        ========           =======        ========


The Accompanying Notes Are An Integral Part of These Unaudited Financial Statements.

                          PINNACLE RESOURCES, INC.
                        (FKA CLAREMONT HOUSE, CORP.)
                        A DEVELOPMENT STAGE COMPANY
                          Notes To Unaudited Financial Statements
                     For the Six Month Period Ended December 31, 1997


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month period ended December 31, 1997 and 1996 and were taken from the books
and records without audit.   However, such information reflects all
adjustments (consisting only of normal recurring adjustments, which are of the opinion of management necessary to reflect properly the results of
interim periods presented)   The results of operations for the three month
and six month period ended December 31, 1997 are not necessarily indicative of the results expected for the year ended June 30,1998.

Note Receivable - Related Entity

Monies were advanced to a related entity in the amount of $40,000.   These
funds are accruing interest at a rate of 13% per annum.   The funds are due
to be repaid on April 22, 1998.

Related Party Events;

Commencing July 1, 1997, the shareholders of the Company are providing office space to the Company for $300 per month and their services for $800 per month.

Item  2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations:


Trends and Uncertainties.   The financial statements have been prepared
assuming that the Company will continue as a going concern.   The Company is
in the development stage and has no operations as of June 30, 1997.   The
deficiency in working capital as of June 30, 1997 raises substantial doubt about its ability to continue as a going concern. In the course of its development activities the Company has sustained continuing losses and
expects such losses to continue for the foreseeable future.   The Company's
management plans on advancing funds on an as needed basis and in the longer
term revenues from the operations of a merger candidate, if found.   The
Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations through a merger candidate.

Until revenues commence, the Company shall raise funds through equity
financing which may or not be successful.   The Company has tried to limit
its general and administrative expenses.    The Company has little or no
control as to the demand for its services and, as a result, inflation and changing prices could have a material effect on the future profitability of the Company.

The Company will focus its financing and capital arrangement activities on emerging growth companies which plan to raise capital in the public markets within a reasonable short period of time, i.e., one to two years.
Although the Company will initially target small mining companies due to its contacts in that industry, management has not identified any particular
industry within which the Company will focus its efforts.   Rather,
management intends to identify any number of candidates which may be brought to its attention through present associations or by word-of-mouth.
Initially the Company intends to arrange sources of funding and finance for its prospective clients through established sources for such funds by acting as a finder or broker to the lender and as an arranger or financial
consultant to the borrowing party.    In the emerging markets of South Africa
and South America, opportunities exist where small mining companies seek funding from outside sources for capitalization because it is not available locally.

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

The Company's ability to become a significant lender is impaired primarily by
its own lack of capital with which to make loans.   While management would
welcome the opportunity to make more loans for larger amounts, management finds itself in the same predicament as that of its prospective clients.
That is, the lack of capital with which to fully implement the Company's
business plan.    Management hopes that as the Company begins to make
successful loans, its track record will allow the Company to attract either private investors seeking to invest in the business of the Company on a private basis, or that the Company will be able to attract an investment banker willing to underwrite a secondary offering of the Company's securities
to generate additional capital.    There are no assurances that the Company
will be able to attract either of the aforesaid entities to increase the
Company's working capital.   If the Company is unable to obtain additional
working capital, it is unlikely that the Company will generate any substantial growth in the near future.

Many existing computer programs use only two digits to identify a year in the
date field.   These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the
Year 2000.   As a result, many companies will be required to undertake major
projects to address the Year 2000 issue.   Because the Company has nominal
assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of
this potential problem.   However, it is possible that this issue may have an
impact on the Company after the Company successfully consummates a merger or acquisition.

Capital Resources and Source of Liquidity.    The Company currently has no
material commitments for capital expenditures.   As of July 1997, the Company
pays $300 rent per month for its current office space.    An increase in
lease payments could have negative effect on the cash flow and liquidity of the Company.

On June 26, 1997, the Company sold 4,000,000 at $.025 per Common Share for an aggregate of $100,000. At June 30, 1997, the Company had working capital of $100,000 consisting of $100,000 in current assets and $0 in current
liabilities.   The Company has no long-term liabilities.

Results of Operations.   The Company expects to earn consulting fees,
commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source. To date, the Company has not yet commenced
operations or received any revenues.   The Company spent $1,500 and $0 in
administrative costs for the three months ended December 31, 1996 and 1997
respectively.   No other costs were incurred in the three months ended
December 31, 1996. The Company incurred legal and accounting costs of $250, paid officer remuneration of $4,800, professional fees of $18,400 and rent of 1,600 in the three months ended December 31, 1997.

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

                    GLOBUS CELLULAR & USER PROTECTION LTD.

                                   PART II


Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)          Exhibits  (numbered  in  accordance  with  Item  601  of
          Regulation  S-K)

          None

     (b)          Reports  on  Form  8-K

          None

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  March  16,  1998                       /s/  Glen "Trig" Gamble

                                             ---------------------------
                                             Glen "Trig" Gamble,  President