Form 10QSB
period 1998-03-31
PINNACLE RESOURCES INC
filed 1998-06-23
CIK 1043825

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

[X]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  AND  EXCHANGE  ACT  OF  1934
For  the  Quarter  ended  March 31, 1998

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

     ITEM  6  -  Exhibits  and  Reports  on  Form  8-K

                                    PART I

Item  1.  Financial  Statements:


                     Pinnacle Resources, Inc.
                   (Fka Claremont House, Corp.)
                   A Development Stage Company
                          Balance Sheet


                                              Unaudited              Audited
                                               March 31              June 30,
                                                1998                   1997

ASSETS

Cash                                         $ 27,001                $100,000
Interest Receivable - Relate Party              2,505                       0
Note Receivable - Related Party               115,000                       0
                                              -------                --------

Total Current Assets                          144,508                $100,000

TOTAL ASSETS                                 $144,508                $100,000


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current Liabilities

Current Portion of Note Payable              $100,000                       0
Accounts Payable                               $6,460                       0
Accrued Interest                                  164                       0
                                             --------                --------
Total Current Liabilities                     106,624                       0

Long-Term Portion of Note Payable                   0                       0

TOTAL LIABILITIES                             106,624                       0

SHAREHOLDER' EQUITY

Preferred Stock, $.01 Par Value
Authorized 2,000,000 Shares; Issued
And Outstanding -0- Shares                          0                       0

Common Stock, $.00001 Par Value
Authorized 500,000,000 Shares; Issued
And Outstanding 4,150,000 Shares                   42                      42

Capital Paid in Excess of
   Par Value of Common Stock                  101,458                 101,458

Retained Earnings (Deficit) Accumulated
  During the Development Stage                (63,618)                 (1,500)
                                              -------                --------
TOTAL SHAREHOLDERS' EQUITY                     37,882                 100,000
                                              -------                --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 144,508                $100,000
                                             ========                ========


The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

                          PINNACLE RESOURCES, INC.
                        (FKA CLAREMONT HOUSE, CORP.)
                        A DEVELOPMENT STAGE COMPANY
                          STATEMENT OF OPERATIONS

                                     Unaudited    Unaudited    JANUARY 6, 1995
                                     9 month        9 month     (INCEPTION)
                                   Period ended  period ended   Through March
                                 March 31, 1998  March 31, 1997   31, 1998
Revenue                                  $0             $0           $0

Expenses:

Administrative                          750          1,500        2,250
Bank Charges                             20              0           20
Legal and Accounting                 15,389              0       15,389
Officer Remuneration                  7,200              0        7,200
Professional Fees                    38,400              0       38,400
Rent                                  2,700              0        2,700
                                     ------          -----        -----
Total                                64,459              0       64,459
                                     ------          -----        -----

(Loss) Before Other Income         $(64,459)       $(1,500)    $(65,959)

Other Income - Interest               2,505              0        2,505
Interest (Expense)                     (164)             0         (164)
                                   --------        -------     --------
Net (Loss)                         $(62,118)       $(1,500)    $(62,118)

Basis (Loss) per Common Shares       ($0.01)        ($0.01)      ($0.02)
Weighted Average Common Shares
Outstanding                       4,150,000        150,000    4,150,000
                                  =========        =======    =========


The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

                          PINNACLE RESOURCES, INC.
                        (FKA CLAREMONT HOUSE, CORP.)
                        A DEVELOPMENT STAGE COMPANY
                          STATEMENT OF OPERATIONS

                                    Unaudited      Unaudited
                                     3 month        3 month
                                   Period ended  period ended
                                  March 31, 1998  March 31, 1997
Revenue                                  $0             $0

Expenses:

Administrative                          750              0
Bank Charges                             20              0
Legal and Accounting                  1,361              0
Officer Remuneration                  2,400              0
Professional Fees                         0              0
Rent                                    900              0
                                     ------          -----
Total                                 5,431              0
                                     ------          -----

(Loss) Before Other Income          $(5,431)            $0

Other Income(Expense)
 Interest Income                      1,505              0
 Interest (Expense)                    (164)             0
                                   --------        -------
Total                                 1,341              0

Net (Loss)                          $(4,090)            $0
                                   ========        =======

Basis (Loss) per Common Shares       ($0.01)         $0.00
                                   ========        =======
Weighted Average Common Shares
Outstanding                       4,150,000        150,000
                                  =========        =======


The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

                          PINNACLE RESOURCES, INC.
                        (FKA CLAREMONT HOUSE, CORP.)
                        A DEVELOPMENT STAGE COMPANY
                          Statement of Cash Flows

                                    Unaudited    Unaudited     JANUARY 6, 1995
                                     9 month        9 month      (INCEPTION)
                                   Period ended  period ended    Through March
                                 March 31, 1998  March 31, 1997   31, 1998

Net (Loss)                            $(62,118)    $(1,500)     $(63,618)

Adjustments to Reconcile Net
   Loss to Net Cash Used in
   Operating Activities                      0           0             0
Issuance of Common Stock For
   Services                                  0       1,500         1,500

Changes in Operating Assets
   and Liabilities
  Increase in Interest Receivable       (2,500)          0        (2,505)
  Increase in Accounts Payable           6,460           0         6,460
  Increase in Accrued Interest
     Payable                               164           0           164
                                        ------       -----       -------

Net Cash Flows From Operations         (57,999)          0       (57,999)
                                      -------        -----       -------

Cash Flows From Investing
Activities:

Advances made to Related Entity       (115,000)           0     (115,000)

Net Cash Flows from Investing         (115,000)           0     (115,000)
                                      --------        -----      -------

Cash Flows From Financing
   Activities:

Issuance of Common Stock               100,000            0      100,000
Monies received from Loans             100,000            0      100,000
                                       -------        -----      -------

Cash Flows From Financing              200,000            0      200,000
                                       -------        -----      -------

Net Increase in Cash                   (72,999)           0      (72,999)
Cash At Beginning of Period            100,000            0      100,000

Cash At End of Period Period            27,001            0       27,001


Non-Cash Activities:

Stock Issued For Services               $    0           $0       $1,500
                                        ======          ===       ======

  The Accompanying Notes Are An Integral Part of These Unaudited Financial Statements.

                          PINNACLE RESOURCES, INC.
                        (FKA CLAREMONT HOUSE, CORP.)
                        A DEVELOPMENT STAGE COMPANY
                          Statement of Shareholders' Equity

                                                                                  Deficit
                                                                Capital Paid    Accumulated
                                    Number Of                    In Excess      During The
                                     Common        Common           of          Development
                         NOTES       Shares         Stock       Par Value          Stage          Total

Balance At
   January 6, 1995        1,2           0            $0         $     0              $0          $     0

Issuance of Common Stock:
  January 1995 for Cash
  Advances Made On Behalf
  of the Company & Services
  at $.01 Per Share         *       150,000           2           1,498                            1,500

Net (Loss)                                                                        (1,500)         (1,500)
                                    -------         ---         -------           ------         -------
Balance At June 30,
   1995, 1996                       150,000          $2          $1,498          ($1,500)             $0

Issuance Of Common Stock:
  June 26, 1997 for Cash
  At $.025 Per Share              4,000,000          40          99,960                0         100,000

Net (Loss)                                                                             0               0
                                  ---------         ---          ------           ------         -------

Balance At June 30,
   1995, 1996                     4,150,000         $42        $101,458          ($1,500)       $100,000
                                  =========         ===        ========           ======
========
Net Loss                                                                         (62,118)

Balance at March 31,
   1998                           4,150,000         $42        $101,458          ($63,618)       $100,000
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


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month period ended March 31, 1998 and 1997 and were taken from the books
and records without audit.   However, such information reflects all
adjustments (consisting only of normal recurring adjustments, which are of the opinion of management necessary to reflect properly the results of
interim periods presented)   The results of operations for the three month
and nine month periods ended March 31, 1998 are not necessarily indicative of the results expected for the year ended June 30,1998.

Note Receivable - Related Entity

In October 1997, monies were advanced to a related entity in the amount of
$40,000.   These funds are accruing interest at a rate of 13% per annum.
The funds were originally due to be repaid on April 22, 1998. This note has been extended until October 22, 1998.

In March 1998, monies were advanced to a related entity in the amount of
$75,000.   These funds are accruing interest at a rate of 10% per annum.  The funds are due to  be repaid on March 22, 1999.

Related Party Events;

When the Company organized in January 1995, stock was issued for services valued at $1,500. This amount was treated as administrative fees.

Commencing July 1, 1997, the shareholders of the Company are providing office
space to the Company for $300 per month.   The officers are providing
services valued at $800 per month.

In July 1997, the Company paid $20,000 to a related party.   These monies
were treated as professional fees.

In December 1997, the Company paid a related entity that provides office
space and services $25,000.   Of this, $4,800 was treated as officer
renumeration for the six months from July 1, 1997 through December 31, 1997
and $1,800 was treated as rent for the same period.   The remaining $18,400
was treated as other professional fees.

Item  2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations:


Trends and Uncertainties.   The financial statements have been prepared
assuming that the Company will continue as a going concern.   The Company is
in the development stage and has no operations as of March 31, 1998.   The
deficiency in working capital as of March 31, 1998 raises substantial doubt about its ability to continue as a going concern. In the course of its development activities the Company has sustained continuing losses and
expects such losses to continue for the foreseeable future.   The Company's
management plans on advancing funds on an as needed basis and in the longer
term revenues from the operations.   The
Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

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

On June 26, 1997, the Company sold 4,000,000 at $.025 per Common Share for an aggregate of $100,000. At June 30, 1997, the Company had working capital of $100,000 consisting of $100,000 in current assets and $0 in current
liabilities.   The Company received a loan of $100,000 in March, 1998.   For
the nine month period ended March 31, 1998, the Company advanced a related party $115,000 resulting in net cash flows used in financing activities of
$115,000.   At March 31, 1998, the Company had working capital of $37,882 consisting of $144,506 in current assets and $106,624 in liabilities. The Company has no long-term liabilities.

Results of Operations.   The Company expects to earn consulting fees,
commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source. To date, the Company has not yet commenced
operations or received any revenues.   The Company had a net loss for the
nine months ended March 31, 1998 of $62,118. The Company had an increase of $2,505 in interest receivable for the nine months ended March 31, 1998, an increase in accounts payable of $6,460 and an increase in accrued interest payable of $164. As a result, the Company had net cash flows from operations of $(57,999) for the nine months ended March 31, 1998.

For the nine months ended March 31, 1997, the Company had a net loss of $1,500 and issued stock for services valued at $1,500. This resulted in net cash flows from operations of $0.00 for the nine months ended March 31, 1997.

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

                    PINNACLE RESOURCES, INC.

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




Date:  May 26,  1998                       /s/  Glen "Trig" Gamble

                                             ---------------------------
                                             Glen "Trig" Gamble,  President