Form 10KSB
period 1998-06-30
PINNACLE RESOURCES INC
filed 1998-11-10
CIK 1043825

FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION
                    Washington,  D.C.  20549
     [X]       15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES  EXCHANGE  ACT  OF  1934
                 For  the  fiscal  year  ended:  6/30/98
                                      OR
     [ ]       15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(D)  OF  THE  SECURITIES  EXCHANGE ACT OF 1934
     For the transition period from _____________  to  _______________
                Commission  file  number:   0-22965

                                Pinnacle Resources, Inc..
                 (Exact name of Small Business Issuer in its charter)


           WYOMING                                       84-1414869
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                        Identification No.)

 7345 E. Peakview Avenue, Englewood, Colorado               80111
   (Address of principal executive offices)             (Zip Code)

               Registrant's Telephone number, including area code:
                               (303) 771-8100


Securities  registered  pursuant  to
    Section  12(b)  of  the  Act:                    None
Securities  registered  pursuant  to
     Section  12(g)  of  the  Act:    Common  Stock,  $.00001  par  value

Check  whether  the  Company (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for at least
the  past  90  days.      Yes [x]__ No [ ]_____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Company's revenues for its most recent fiscal year was $0.
As of June 30, 1998, the market value of the Company's voting $.0000 par value common stock held by non-affiliates of the Company was $0.

The number of shares outstanding of Company's only class of common stock, as of June 30, 1998 was 4,150,000 shares of its $.00001 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]
No documents are incorporated into the text by reference.

Transitional  Small  Business  Disclosure  Format  (check  one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM  1.    BUSINESS  General

A.   Business Development.    Pinnacle Resources, Inc. (the "Company") is a
development stage company, incorporated pursuant to the laws of the State of
Wyoming on January 6, 1995 under the name of Claremont House, Corp.   On June
26, 1997, the Articles of Incorporation were amended to change the name of the Company to Pinnacle Resources, Inc. and to authorize 2,000,000 Preferred
Shares with a par value of $.01 per Preferred Share.   Additionally, the
Company effectuated a 1 for 3.3333 reverse stock split reducing the number of outstanding Common Shares from 500,000 to 150,000.

The Company has had limited operations since its inception in 1995 due to its
lack of working capital.   The Company was originally established with the
idea of providing "Assisted Living Facilities" to at risk (frail) senior
citizens.   Management never commenced operations regarding this venture due to a lack of funding. In June, 1997, the Company issued 4,000,000 (post split) Common Shares for cash at $.025 per Common Share for an aggregate of $100,000 to thirteen individuals who were then non-affiliates. The new owners of Claremont House, Corp. did not acquire the Company in order to use Claremont House, Corp. or its predecessors, as the object of a merger or acquisition. Claremont House, Corp. was acquired, and its name changed to Pinnacle Resources, Inc., in order to more clearly identify its new mandated business purpose, which is to evaluate, structure, and complete a merger with, or acquisition of, another unrelated privately-owned corporation. In the course of its activities, the Company plans to arrange (or provide) funding for companies that it evaluates and will try to structure merger or acquisition opportunities so that conditions are advantageous to the Company. Victory Minerals Corp., a holding company controlled by Glen Gamble,
purchased 2,000,000 of those Common Shares.    Currently, the Company is
engaged in the business of providing financial services to emerging growth companies in the United States, as well as development stage companies located in selected developing countries, primarily in Africa and South America.

Since inception, the Company has not had any material financial activities.

The Company is filing this Form 10-SB on a voluntary basis to provide full disclosure to its shareholders and to meet one of the requirements of a
NASDAQ listing.   Until the Company, if ever, meets all of the requirements
of a NASDAQ listing, the Company intends to seek quotation on the OTC
Bulletin Board, which is managed by the NASD.   The Company does not know
approximately when it shall seek said quotation on the OTC Bulletin Board. The Company will voluntarily file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act.

Many states limit the resales of securities of shell companies.   As a
result, such restrictions may be placed upon the Company's shareholders even
though the Company now has a stated business purpose.   The Company has not
yet applied for secondary trading in any specified states and does not know specifically of any such restrictions.

B.  Business of Company.   The Company will engage in the business of
financial services, making small commercial loans to, and equity investments in, emerging growth companies which are unable to obtain financing from
traditional sources.   The Company intends to be in the financial services
business and may also furnish financial consulting services and advice as an incidental part of any other agreement or arrangement.

The Company will focus its financing and capital arrangement activities on emerging growth companies which plan to raise capital in the public markets within a reasonably short period of time, i.e., one to two years.
Although the Company will initially target small mining companies due to its contacts in that industry, management has not identified any particular
industry within which the Company will focus its efforts.   Rather,
management intends to identify any number of candidates which may be brought
to its attention through present associations or by word-of-mouth.   However,
the Company will direct its activities in seeking and evaluating suitable candidates for financing both in the United States and on companies operating in selected stable, developing countries, principally in Africa and South America.

In addition to domestic financing experience, management's historical
exposure has been in Southern Africa and South America.     Even though the
Company intends to review and evaluate a variety of funding opportunities, the bulk of the management's funding and financing experience has been concentrated in the mineral and mining industry; therefore management's experience would be limited in the financing of projects outside the mining
industry.   In Africa and South America, management assisted in funding a
variety of mining opportunities.   For example, a gold operating company in
Bolivia; a domestic brokerage firm for placing two active diamond properties in South Africa; a gold claims leasing project in Zimbabwe; and a leasing/title program for a vanadium ore property and a platinum ore property both located in South Africa. Based on this exposure, management is of the opinion that the need for outside sources of funding by mining companies in
these markets has potential.   The Company is attracted to these areas
because they represent some of the most highly mineralized areas in the
world.   Additionally, the Company's management has some prior expertise and
working knowledge in these markets.   The Company expects to encounter normal
timing difficulties with third world governmental regulations and bureaucracy that could slow down and encumber the Company's planned business activities. In the third world countries it is not uncommon during the application and approval process relating to surface and mineral titles; drilling and exploration permits; mineral and mining leases; easements and rights-of-way; water or power access and usage; environmental and restoration plans; etc., to be exceedingly slow compared to United States standards. Based on management observation and past experience, these third world countries often have only one person qualified to process any particular application; and sometimes they have no one qualified to evaluate an application and the department has to seek an outside consultant's report prior to processing an
application.   In geographic areas where prospecting and mining activity is abundant, regulatory departments can be understaffed, resulting in delays in the application process.

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

The Company's operating strategies will be to provide financing solutions to privately-held corporations and other companies which, in all likelihood, do not meet the overall credit standards typically required by commercial banks
in today's restrictive credit environment.   Management believes that
commercial banks are reluctant to make loans to small and newly organized companies and, in the instances in which such loans are made, they are heavily collaterized by homes and other personal assets in virtually every
case.   Commercial bankers typically do not lend to companies with limited assets, or which have been in business for less than three or four years. Most, if not all, of the companies which will be candidates for loans and/or equity investments by the Company or for other sources of capital known to management, will not have an operating history which will support bank loans. These companies, primarily privately-held corporations to be targeted by the Company, may have negative working capital positions, negative cash flow, recurring losses or other negative characteristics relating to their past performance which would result, in all probability, in a bank's refusal to
lend funds.   The Company may consider as candidates for financing,
corporations and entities which are affiliated with the Company, or in which the Company or executive officers, directors and/or controlling shareholders have an equity interest.

While the Company may require, as a condition to making a loan to any particular candidate, adequate collateral as security, the Company will rely upon the expertise and experience of its management on a case-by-case basis
in making the determination regarding the issue of collateral.   Management
will not employ any specific formula for collateral coverage and may make unsecured signature loans under circumstances deemed acceptable by
management.   Banks, on the other hand, traditionally require collateral coverage of approximately 133% for accounts receivable, 300% for inventory and 200% of liquidation value for real estate, equipment and other tangible
assets.   The Company intends to charge interest rates on loans in a range from 5% to 18% and to obtain equity participation in the form of warrants or options to purchase shares of the common stock of the entity financed or other forms of securities in order to provide additional yield enhancement. Where the Company receives such warrants, options or other securities, the Company may distribute such securities to its shareholders as a stock dividend, subject to compliance with applicable state and federal securities
laws.   In addition to or in lieu of the aforementioned types of securities, the Company may seek to obtain an interest in revenues, a carried working interest or other carried interest in an operating, producing mine or oil, gas or mineral property owned by a mining or energy-related company financed
by the Company or its other capital sources.   Depending upon the nature of
the legal interest or right obtained, the Company could become subject to liability in addition to that of a shareholder or holder of a debt instrument.

The Company recently has been asked by the management of Plateau Resources
(Pty) Ltd., a South African development-stage corporation, to arrange funding in order to initiate a drilling and exploration program on their undeveloped properties.

Plateau Resources (formerly Bougleigh 126 (Pty) Ltd} was organized in February 1995 and its business activities to date have been confined to South
Africa.   Plateau has been awarded Prospecting Rights on lands that have platinum group metals (PGM's) potential. To date, no drilling or exploration has been conducted on these lands by either Mr. Gamble or Plateau.

Plateau required operational capital which was provided by a third party investor introduced to the Plateau opportunity independently by the efforts of Mr. Gamble for a fee. Plateau is currently seeking drilling and exploration funds in the amount of US$1.5 million in order to initiate a core
drilling program over the next eighteen months.   If the funding is
completed, this exploration program will either prove or disprove the commercial feasibility of the anticipated PGM reserves of platinum, palladium, ruthenium as well as base metals of copper and nickel. The Company made a $75,000 loan to Plateau to use as a deposit for the drilling company. Management anticipates these funds will be returned out of funding for Plateau's drilling and exploration program which the Company intends to arrange from private third party sources. If the Company is successful in achieving funding for Plateau Resources, then Company management expects to obtain an option for equity participation in Plateau Resources and perhaps an option to merge Plateau Resources in as a wholly owned subsidiary of the Company. The Company is of the opinion that equity participation in Plateau could be advantageous to the Company if Plateau successfully encounters a commercially feasible-mineable PGM ore reserve. If any option is earned then the Company may, or may not, exercise such option depending upon the outcome of Plateau's exploration program. Any anticipated option to merge is undefined and is presently not contemplated.

Other than this one opportunity, the Company is not currently evaluating any development-stage companies with a view to making a loan or stock purchase or arranging funding or any loan proposals and has no contingent loan agreements which are subject to approval.

Subject to market conditions, the Company may attempt to raise additional equity or debt capital to fund additional financing activities in the future. As of the date of this filing, management has no specific plans in this
regard.   Management acknowledges that the Company may have insufficient capital with which to implement its business plans on the scale desired. Accordingly, the Company may be capable of making only an extremely limited number of loans to, and/or equity investments in, companies to which traditional sources of capital are unavailable.

With the exception of loans to Asset Partners and Plateau Resources, the Company has not performed any financial services for any emerging growth clients or consummated or arranged any loans, equity investments or other financing transactions. Further, no loans, stock purchases or other non-
traditional financing transactions are pending or under consideration.   The
Company has no existing agreement or arrangement for the performance of financial services.

Prior to any affiliation with the Company, Mr. Glen Gamble, now President of the Company, and Victory Minerals Corp. (now a major shareholder of the Company) had arranged start-up financing for a South African mining company by the name of Plateau Resources (Pty) Ltd. Mr. Gamble serves as a Director on the Board of Directors of Plateau Resources (Pty) Ltd. This entity was awarded mineral rights on certain undeveloped properties in May 1997 and is now seeking funding from the Company in order to continue its operations. Therefore, Plateau Resources (Pty) Ltd. has become the Company's first prospect. Neither the Company nor Mr. Gamble (before assuming his position as President) had any pre-arrangement or prior commitment to Plateau Resources.

Consequently, this opportunity with Plateau Resources came about because non-related third-party financial commitments from within the Canadian mining industry failed to materialize.

The Company has no pre-arranged financing with any other prospects. The Company has not made any prior commitments, or any understandings, with any third parties, or any of its affiliated entities, such as Victory Minerals or
Re-Group, Inc. for financing or participation.   Additionally, the Company
does not have any plans, arrangements, commitments or understandings to pay any finders' fees to any person or entity.

The Company does not have any plans, arrangements, commitments or understandings to obtain an interest in an operating producing mine or oil, gas or mineral property owned by a mining or energy-related company.

Operating Strategy.

Management of the Company will evaluate the future potential, credit worthiness and, if required, collateral of prospective candidates for funding by the Company or other sources, including corporate and individual lenders
and investors, known to management.   The  fact that a corporation or other
entity is affiliated with the Company or an equity interest in a prospective borrower is owned by one or more of the executive officers, directors and/or controlling shareholders of the Company, will not disqualify such entity from consideration as a potential borrower or recipient of investment capital.
In order to minimize conflicts of interest, the Company has adopted a policy that any contracts or other transactions with entities with whom management is affiliated, or in which they have a financial interest, will be approved by a majority of the disinterested members of the Board of Directors and will be fair and reasonable, but that no such transactions by the Company shall be affected or invalidated solely because of such relationship or interest of
directors or officers.   For purposes herein, the term "disinterested
directors" are those directors who have no direct, pecuniary interest in a
proposed transaction.   If the Company's Board of Directors is unavailable to
approve a financing transaction with an affiliated or related party, the Company will require that the transaction be approved by a majority of the Company's shareholders, at a special meeting of shareholders called for such purpose.

Prior to funding any loans or equity investments, management of the Company will conduct a comprehensive credit investigation of the potential financing
candidate.   The investigation will generally include, but not necessarily be limited to, the following: (I) a review of the prospective candidate's financial statements and operating and prior credit history; (ii) an analysis of the prospect's projected cash flow; (iii) a survey of the performance of other companies engaged in the candidate's business; (iv) an analysis of the value of the collateral, if any, proposed to secure a loan; and (v) the
source of repayment for the loan.   In addition, management intends, as part
of its credit procedures, to conduct a complete due diligence review of the prospective candidate's business at its offices, during which management proposes to review the prospect's record keeping systems and procedures, the historical and projected financial condition of the borrower/recipient of investment capital and its industry and any collateral offered to secure a
loan.   Management may, in its discretion, conduct a formal, independent appraisal of any collateral offered to assure that the collateral can be liquidated without a loss in the event of a downturn in the economy, which appraisal may include an assessment of auction liquidation and/or fair market
value.   Management intends to make the decision whether to arrange or fund a loan or purchase common stock of a financing candidate only after completing the number and type of credit procedures described above and as deemed necessary or appropriate, in the discretion of management, in order to determine the candidate's business potential and credit worthiness.

In instances deemed appropriate by management, the Company may require security in the form of inventory, accounts receivable, manufacturing and other operating equipment, other tangible assets and/or real estate used in
the financing candidate's business.   With respect to asset-based loans which
the Company may fund, management will have no fixed policy as to the
percentage of collateral coverage required.   However, in almost every such
case, management envisions that the percentage of collateral coverage required by it will be in excess of 100% of the amount of the loan. Additionally, management may require that any one or more of the officers, directors and principal shareholders of the borrower personally guarantee the indebtedness and, depending upon the prospective borrower's financial strength and the nature and value of any collateral, require, in addition, that the personal guarantees be collateralized separately.

Management of the Company will closely monitor the borrower's performance after funding a loan or equity investment and, with respect to a secured loan, intends to monitor the adequacy of the collateral at least on a monthly
basis.   If the primary collateral is accounts receivable, management may
require direct verification and a monthly aging of the receivables.    The
Company's management intends to conduct aspects of its monitoring process, inducing, if necessary, a reappraisal of any collateral, periodically at the
borrower's place of business.   Regardless of whether the financing provided
by the Company takes the form of a loan, stock purchase or a combination thereof, management will maintain close contact with management of the financing recipient to ensure that the financial condition and overall performance of the borrower are acceptable and that any collateral remains
adequate.   In the event of default in the payment of principal or interest on a loan, management may notify the borrower's customers to make payments
directly to the Company via a lock box established for the borrower.   In a
case where the Company arranges financing for, but does not itself fund, a development-stage company, management will also endeavor to monitor the borrower's performance if an equity interest in the form of common stock, warrants, options or any other type of security is received as part of the finder's or consulting fee.

Management has not adopted any policy regarding the maximum size of any loans or stock purchases which it may make with respect to a single company. Further, management has not determined any maximum percentage of its loan or stock portfolio which may be committed to loans or investments in excess of a
specified amount.   Management, in its sole discretion, will determine
guidelines for levels of concentration as to the diversity of companies which it funds and types of assets required as collateral for loans, in order to
attempt to minimize credit losses.   However, management intends to employ a
policy of maintaining a diversity of companies financed and types of collateral accepted as security for loans in order to minimize undue exposure.

Competition.    The Company is, and will remain for the foreseeable future, an insignificant participant among those firms which are also engaged in the
business of the Company.   There are many established entities and financial
concerns which have significantly greater financial and personnel resources
and technical expertise than the Company.   Management will rely upon their
own ability to generate potential lending candidates, either through their own personal industries in which management has had prior experience. In view of the Company's extremely limited resources, it should be expected that the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Federal and/or State Regulation.   The Company is not subject to any federal
or state regulations regarding its services.

Business Development Company.   As the Company obtains equity interests in
companies who desire to become public, the Company may become subject to the provisions of the Investment Company Act of 1940 or the Investment Advisers Act of 1940. It is possible that the Company may choose to elect to be treated as a Business Development Company ("BDC") pursuant to Section 54 of
the Investment Company Act of 1940 (the "1940 Act").   On October 21, 1980,
the 1940 Act was amended by a series of amendments which added sections 59
through 65.   These sections comprise the Small Business Investment Incentive

Act of 1980 (the "SMIIA").    For purposes of the SMIIA, a business
development company is defined as a domestic closed-end company which is operated for the purpose of making certain types of investments and which makes available significant managerial assistance to the companies in which
it invests.   Generally, a company which elects to be treated as a business development company, or intends within 90 days to so elect, is exempt from certain provisions of sections 1 through 53 of the 1940 Act.

To take advantage of these special regulatory provisions, a BDC must comply with sections 59 through 65 of the 1940 Act, which require, among other things, that:
   a. a majority of the BDC's directors must not be "interested persons" as defined in section 2(a)(19) of the 1940 Act;
   b. A BDC is restricted in the kind of investments it can make, i.e., at least seventy percent of the BDC's assets (excluding assets necessary to maintain the business, such as office furniture) must consist of securities of small, developing business or financially troubled businesses and such liquid assets as cash or cash items, Government securities or short-term, high quality debt securities;
   c. A BDC must annually furnish to its shareholders a statement, in such form and manner as the Securities and Exchange Commission may prescribe, about the risks involved in investing in a BDC due to the nature of its portfolio, and;
   d. A BDC must have a class of equity securities registered under the 1934 Act or have filed a registration statement under that section and must comply with the periodic reporting requirements under the 1934 Act, including annual reports, quarterly reports and reports of certain material changes, rather than with those in section 30 of the 1940 Act.

Employees.    The Company presently has two employees, none of whom are paid any salary.

Seasonal Nature of Business Activities.   The Company's business activities
are not seasonal.

ITEM 2.  PROPERTIES.

In May 1997, the Company moved its offices to 7345 E. Peakview Avenue, Englewood, Colorado 80111, a building rented and occupied by a shareholder in
the Company.    As of July 1997, the Company pays $300 rent per month for its current office space. The Company's offices consist of approximately 500
square feet of executive office space and secretarial area.   Management
believes that this space will meet the Company's needs for the foreseeable future.

ITEM  3.    LEGAL  PROCEEDINGS.

The Company is not a party to any legal proceedings nor is the Company aware of any disputes which may result in legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. During the fourth quarter of the fiscal year ended June 30, 1998, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                                   PART II

ITEM  5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
Market  Information.       The Company intends to file for the trading of its
common stock in the over-the-counter market in October, 1998.

During the last two fiscal years, there has been no market for the Company's securities.

The approximate number of holders of record of the Company's $.00001 par value
common stock, as of June 30, 1998, was 24.   As of September 15, 1998, there
are 24 holders of record.

Dividends.   Holders of the Company's common stock are entitled to receive such dividends as may be declared by its Board of Directors. No dividends on the Company's common stock have ever been paid, and the Company does not anticipate that dividends will be paid on its common stock in the foreseeable future.

ITEM 6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL
CONDITION AND
RESULTS  OF  OPERATIONS.

Trends and Uncertainties.   The financial statements have been prepared
assuming that the Company will continue as a going concern.   The Company is
in the development stage and has no operations as of June 30, 1998.   The
deficiency in working capital as of June 30, 1998 raises substantial doubt about its ability to continue as a going concern. In the course of its development activities the Company has sustained continuing losses and
expects such losses to continue for the foreseeable future.   The Company's
management plans on advancing funds on an as needed basis and in the longer
term to revenues from the operations of which there is no assurance.   The
Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

The Company has expended charges for professional fees. These professional fees were paid to Victory Minerals, Inc., an affiliated company, for services provided in connection with the registration process, raising capital and
pursuing proposed business opportunities.   These are not expected to be of a
recurring nature.

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

The Company received a loan of $100,000 in March, 1998.   For the year ended
June 30, 1998, the Company advanced two related parties an aggregate of $115,000 resulting in net cash flows used in financing activities of
$115,000.   Mr. Gamble serves as a Director on the Board of Directors of
Plateau Resources (Pty) Ltd., one of the related parties who received a
$75,00 loan from the Company.   There is a narrow probability that third
party funding of Plateau Resources (Pty) Ltd. will be finalized in the short term and it is highly unlikely that the Company will acquire significant equity participation nor merge with Plateau Resources (Pty) Ltd. as a failure in third party funding would most likely lead to an asset sale of Plateau
Resources.   At June 30, 1998, the Company had working capital of $36,398 consisting of $144,423 in current assets and $108,025 in liabilities. The Company has no long-term liabilities.

Results of Operations.   The Company expects to earn consulting fees,
commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source. To date, the Company has not yet commenced
operations or received any revenues.   The Company had a net loss for the
year ended June 30, 1998 of $63,602.   The Company had an increase of
$10,425 in interest receivable for the year ended June 39, 1998, an increase in accounts payable of $6,600 and an increase in interest payable of $1,425. As a result, the Company had net cash flows from operations of $(66,002) for the year ended June 30, 1998.

For the year ended June 30, 1997, the Company had a net loss of $0. This resulted in net cash flows from operations of $0.00 for the year ended June 30, 1997.

The Company spent $72,602 and $0 in administrative costs for the year ended
June 30, 1996 and 1997 respectively.   No other costs were incurred
in the year ended June 30, 1998.   The Company incurred legal and
accounting costs of $16,243, office expense of $21, professional fees of $38,400, rent of $3,600, salaries of $9,600, secretarial services of $3,750 and travel expenses of $988 for the year ended June 30, 1998

Plan of Operation.    The Company is not delinquent on any of its obligations
even though the Company has not yet begun to generate revenue.  The Company
will identify and subsequently qualify prospective clients.   Current
operations require minimal cash infusions.   The Company may borrow funds or
obtain equity financing from affiliated persons or entities to continue
operations, if necessary.   The Company intends to market its services
utilizing cash made available from the recent private sale of its Common
Shares.   The Company is of the opinion that revenues from its services along with proceeds of the private sale of its securities will be sufficient to pay its expenses until receipt of revenues at a level to sustain operations.

ITEM  7.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
Financial Statements

Independent Auditors' Report

We have audited the accompanying balance sheet of Pinnacle Resources, Inc. (a Developmental Stage Company), as of June 30, 1998 and the related statements of income, shareholders' equity, and cash flows for the fiscal years ended June 30, 1998 and 1997 and 1996 and period January 6,
1995 (Inception) through June 30, 1998.   These financial statements are the
responsibility of the Company's management.   Our responsibility is to
express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing
standards.   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free
of material misstatement.   An audit includes examining, on a test basis,
evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the
overall financial statement presentation.   We believe that our audit
provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Resources, Inc. at June 30, 1998 and the results of its operations and its cash flows for the fiscal years ended June 30, 1998 and 1997 and the period January 6, 1995 (Inception) through June 30, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.   As discussed in Note 1, the
Company is in the development stage and has no operations as of June 30,
1998.   The deficiency in working capital as of June 30, 1998 raises substantial doubt about its ability to continue as a going concern.
Management's plans concerning these matters are described in Note 7.   The
financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
September 21, 1998

                     Pinnacle Resources, Inc.
                   A Development Stage Company
                          Balance Sheet

                                                            June 30, 1998

ASSETS

Current Assets:

Cash                                                          $ 18,998
Interest Receivable - Related Parties                          10,425
Notes Receivable - Related parties                             115,000

Total Current Assets                                           144,423
                                                               -------

Total Assets                                                  $144,423
                                                              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities

Current Portion of Notes Payable                              $100,000
Accounts Payable                                                 6,600
Accrued Interest Payable                                         1,425
                                                               -------

Total Current Liabilities                                      108,025
Long-Term Liabilities                                                0
                                                               -------

Total Liabilities                                              108,025

SHAREHOLDER' EQUITY

Preferred Stock, $.01 Par Value
Authorized 2,000,000 Shares; Issued
And Outstanding -0- Shares                                            -

Common Stock, $.00001 Par Value
Authorized 500,000,000 Shares; Issued
And Outstanding 4,150,000 Shares                                     42

Additional Paid in Capital On Common Stock                      101,458

Deficit Accumulated During the Development Stage                (65,102)

TOTAL SHAREHOLDERS' EQUITY                                       36,398
                                                               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $144,423
                                                               ========

The Accompanying Notes Are An Integral Part Of These Financial Statements.

                          PINNACLE RESOURCES, INC.
                        A DEVELOPMENT STAGE COMPANY
                          STATEMENT OF OPERATIONS

                                                             JANUARY 6, 1995
                                                               (INCEPTION)
                                     June           June       Through June
                                   30, 1998      30, 1997       30, 1998
Revenue                               $0              $0            $0

Expenses:

Accounting and Legal              16,243               0        16,243
Office                                21               0         1,521
Professional Fees                 38,400               0        38,400
Rent                               3,600               0         3,600
Salaries                           9,600               0         9,600
Secretarial Services               3,750               0         3,750
Travel                               988               0           988
                                  ------             ---        ------
Total                             72,602               0        74,102
                                  ------             ---         -----

Net (Loss) before other
   Income (Expense)              (72,602)              0       (74,102)

Other Income (Expense)

Interest Income                   10,425               0        10,425
Interest Expense                  (1,425)              0        (1,425)
                                  ------             ---         -----

Total Other Income (Expense)       9,000               0         9,000
                                  ------             ---         -----

Net (Loss)                      ($63,602)          $0.00      ($65,102)
                                 =======            ====        ======

Basic (Loss) Per Common Share     ($0.02)          $0.00        ($0.02)
                                   =====           =====         =====

Weighted Common Shares
   Outstanding                 4,150,000         150,000     4,150,000
                               =========         =======     =========


The Accompanying Notes Are An Integral Part Of These Financial Statements.

                          PINNACLE RESOURCES, INC.
                       A DEVELOPMENT STAGE COMPANY
                          Statement of Cash Flows

                                   Fiscal Year   Fiscal Year  JANUARY 6, 1995
                                     Ended          Ended      (INCEPTION)
                                     June           June       Through June
                                   30, 1998      30, 1997       30, 1998

Net (Loss) Accumulated
   During the Development
   Stage                         $(63,602)            $0       $(65,102)

Issuance of Common Stock For
   Services                            0               0          1,500
                                     ---             ---          -----

Increase in Interest Receivable  (10,425)              0        (10,425)
Increase in Accounts payable       6,600               0          6,500
Increase in Interest Payable       1,425               0          1,425
                                   -----             ---         ------
Cash Flows From Operations       (66,002)              0        (66,002)
                                  ------             ---         ------

Cash Flows From Investing
Activities:

Advances Made to Related Parties
  as Notes Receivable           (115,000)              0       (115,000)

Cash Flows from Investing       (115,000)              0       (115,000)
                                 -------             ---        -------

Cash Flows From Financing
   Activities:

Cash Received from Loans         100,000               0       100,000
Issuance of Common Stock               0         100,000       100,000
                                 -------         -------       -------

Cash Flows From Financing        100,000         100,000       100,000
                                 -------         -------       -------

Net Increase in Cash             (81,002)        100,000        18,998
Cash At Beginning of Period      100,000               0             0
                                 -------             ---         -----

Cash At End of Period           $ 18,998         100,000      $ 18,998
                                ========         =======      ========

Non-Cash Activities:

Stock Issued For Cash Advances
   & Services                         $0              $0        $1,500
                                     ===             ===        ======

  The Accompanying Notes Are An Integral Part of These Financial Statements.

                             PINNACLE RESOURCES, INC.
                           A DEVELOPMENT STAGE COMPANY
                          Statement of Shareholders' Equity

                                                                                  Deficit
                                                                Capital Paid    Accumulated
                                    Number Of                    In Excess      During The
                                     Common        Common           of          Development
                         NOTES       Shares         Stock       Par Value          Stage          Total

Balance At
   January 6, 1995        1,2           0            $0         $     0              $0          $     0

Issuance of Common Stock:
  January 1995 for Cash
  Advances Made On Behalf
  of the Company & Services
  at $.01 Per Share         *       150,000           2           1,498                            1,500

Net (Loss)                                                                        (1,500)         (1,500)
                                    -------         ---         -------           ------         -------
Balance At June 30,
   1995, 1996                       150,000          $2          $1,498          ($1,500)             $0

Issuance Of Common Stock:
  June 26, 1997 for Cash
  At $.025 Per Share              4,000,000          40          99,960                0         100,000

Net (Loss)                                                                             0               0
                                  ---------         ---          ------           ------         -------

Balance At June 30,
   1997                           4,150,000         $42        $101,458          ($1,500)       $100,000

Net (Loss)                                                                       (63,602)        (63,602)
                                  ---------         ---        --------           ------        --------

Balance at June 30, 1998          4,150,000         $42        $101,458          ($65,102)
$36,398
                                  =========         ===        ========           =======
========


                             *  Restated See Note 2
   The Accompanying Notes Are An Integral Part of These Financial Statements.

                      PINNACLE RESOURCES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS
          FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997


NOTE 1 - Organization and Summary of Significant Accounting Policies

Organization:

On January 6, 1995 Pinnacle Resources, Inc. (fka Claremont House, Corp.), (the Company) was incorporated under the laws of Wyoming to engage in all aspects of the financial services industry or any other lawful business.

Development Stage:

The company entered the development stage in accordance with SFAS No. 7 on
January 6, 1995.   It purpose is to evaluated, structure and complete a
merger with, or acquisition of a privately owned corporation.

Statement of Cash Flows:

For the purpose of the Statement of Cash Flows, the Company considers demand deposits and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest in fiscal year ended June 30, 1998 and 1997 was $-0-. Cash paid for income taxes in fiscal year ended June 30, 1998 and 1997 was $- 0-.

Basic (Loss) per Common Share:

Basic (Loss) per common share is computed by dividing the net loss for the period by the number of shares outstanding at June 30, 1998 and June 30, 1997.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions
that effect the reported amounts.   Actual results could differ from those
estimates.

NOTE 2 - Capital Stock and Capital in Excess of Par Value

The Company initially authorized 500,000,000 shares of $.0001 par value
common stock.   in January 1995, the company issued 500,000 shares of common stock for services and cash advances paid on behalf of the Company valued at
$1,500 or $.03 per share.   On June 26, 1997, the Board of Directors
authorized a 1 for 3.33 reverse split.   On June 25, 1997, the Company
amended its Articles of Incorporation and authorized 2,000,000 of $.01 par value preferred stock.

On June 26, 1997, the Company issued 4,000,000 after split shares of common stock for cash of $100,000 or $.025 per share.


Note 3 - Notes Receivable - Related Parties

Notes Receivable consisted of the following:

                                                     Note           Accrued
                                                     Amount         Interest
                                                    -------         --------

Asset Partners LLC
Dated: October 22, 1997
Interest at 13%
Collaterized by 15,000 shares of US
Assurance Group, Inc. Common Stock
Due October 22, 1998                                 $40,000           $3,576

Plateau Resources International LTD
Dated: March 22, 1998
Interest at 33.34%
Collateralized by Drilling Application
Deposit on file with the Mineral Energy
Department, Environmental Division,
Pretoris, R.S.A. cash proceeds fro funding
as provided by the All Africa Platinum (Pty) Ltd.
agreement, and a 2 1/2% interest in the DWD project,
Due March 22, 1999.                                   75,000            6,849
                                                    --------          -------

Total                                               $115,000          $10,425
                                                    ========          =======

Note 4 - Note Payable

Current Portion Note Payable consisted of the following:

                                                     Note             Accrued
                                                    Amount           Interest

Mel Keller
Dated: March 18, 1998
Interest at 5%
Collaterized by an undivided interest in
the Drenthe, Wirivier, Dortsland platinum
concession as arranged by the Company of
the lender.
Due March 18, 1999                                  $100,000           $1,425


NOTE 5 - Related Party Events

The Company maintains a mailing address at an officer's place of business. This address is located at 7345 E. Peakview, Greenwood Village, CO 80111. Commencing July 1, 1997, the Company pays certain officers $300 per month for facility rental and $800 per month for services.

The president of the Company is also an officer and director of a major shareholder of the Company's common stock.

NOTE 6 - Income Taxes


The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. As of June 30, 1998, the Company has a deferred tax asset of $13,020 primarily for its net operating loss carryforward which has been fully
reserved through a valuation allowance.   The components of the deferred tax
asset recognized in the accompanying balance sheet are as follows:

    Deferred tax asset             $ 17,490
    Valuation allowance             (17,490)
                                   --------

                                   $     -0-
                                   ========

The net change in the valuation allowance for the year ended June 30, 1998 is $12,720.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                               Temporary           Tax
                                              Difference          Effect
                                              ---------           ------
Net operating loss carry forward                $65,102          $13,020

The Company's NOL carryforward of approximately $65,102 at June 30, 1998, which management expects will be fully utilized, will expire in various amounts between 2008 and 2012.


NOTE 7 - Basis of Presentation

In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable
future.   The Company's management plans on advancing funds on an as needed basis and in the longer term revenues from the operations of a merger
candidate, if found.   The Company's ability to continue as a going concern
is dependent on these additional management advances, and, ultimately, upon achieving profitable operations from the success of its business plan or equity infusion of funds.



ITEM  8.    CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM  9.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

Board of Directors. The following persons listed below have been retained to provide services as director until the qualification and election of his successor. All holders of Common Stock will have the right to vote for Directors of the Company. The Board of Directors has primary responsibility for adopting and reviewing implementation of the business plan of the Company, supervising the development business plan, review of the officers' performance of specific business functions. The Board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of the Company. A director shall be elected by the shareholders to serve until the next annual meeting of shareholders, or until his or her death, or resignation and his or her successor is elected. Presently, Directors receive no compensation or fees for their services rendered in such capacity.

The Executive Officers and Directors are:

Name                        Position                   Term(s) of Office

Glen R. Gamble, age 53     President, Director          From June 26, 1997
                        Chief Executive Officer          to present

Robert A. Hildebrand,
   age 71              Vice President, Director         From Inception
                         Secretary/Treasurer	             to present
                       Chief Financial Officer
                           President                    From Inception
                                                         to June 26, 1997

Terry K. Jensen, age 58         Director                From June 26, 1997
                                                         to present

Prior to the change in control and name change, Anthony Griffin was a Director of the Company and served as Secretary of the Company until June 26,
1997.   Marshall Griffin was a Director of the Company from inception to June
26, 1997.

Resumes:

Glen R. Gamble.     Mr. Gamble has served as an officer and director of
variety of companies engaged in the fields of mining, oil and gas, cattle, real estate and resource financing. Currently, Mr. Gamble is the Manager of Viatica Fund, LLC; a Director of Natural Buttes Gas Corp.; Manager of Desert Flower Mining, LLC; and President and Chairman of Victory Minerals Corp. and
the Company.   Offshore, Mr. Gamble also serves as a Director on the Board of
Directors of Plateau Resources (Pty) Ltd., a South African corporation. Mr. Gamble assisted the management in setting up an offshore parent holding company in the Cayman Islands. Additionally, Mr. Gamble recently facilitated Plateau Resources (Pty) Ltd. in obtaining mineral rights on South African properties. He helped to fund, via private sources, Plateau's start-up and operating capital to date. Similarly, Mr. Gamble served on the Board of Vanmag Exploration and Development (Pty) Ltd., also a South African corporation. He also assisted this company in obtaining mineral rights on a major vanadium deposit, and facilitated in setting up its parent offshore company in the Cayman Islands. Mr. Gamble resigned from the Vanmag Board of Directors when the Cayman parent company sold the South African entity. Currently he is a Director with Zebediela Platinum (Pty) Ltd., another South African corporation which is awaiting approval of its applications on farms having platinum potential.

In mid-1979, Mr. Gamble effected a sale and financing package on a ranch in
Russell, Kansas on which were several producing oil and gas wells.   This
opportunity led to the creation of a new entity, Petro-Package Brokerage Co.,
which Mr. Gamble owns.   For the next few years Mr. Gamble specialized in
packaging, financing and selling producing oil and gas properties. Additionally, he managed several oil properties for investors and drilled over 20 wells in Central Kansas. He moved the Petro-Package operation to Denver in 1985 and created a new Wyoming company called Victory Minerals Corp. which is the flagship company for Mr. Gamble's mineral interest both in the United States and in Africa.

Mr. Gamble graduated from Lakewood High School in 1962, performed three years of military service in the U.S. Army from which he was Honorably Discharged in May 1966. Mr. Gamble attended the University of Colorado and graduated with a Bachelor of Science degree in Accounting and Finance in 1970.

Robert A. Hildebrand.   Since 1991, Mr. Hildebrand has been Vice President of
Environmental Assurance corporation, a company offering financial solutions
to owners of contaminated real estate.   Mr. Hildebrand served as the
President and a director of Resource Finance Group, Ltd., a public Colorado corporation engaged in the business of acquiring revenue interest in producing mines in selected developing countries in exchange for mining and processing equipment and training provided by Resource Finance Group, Ltd., from August 1991 until that company merged, in April 1993, with Onyx Systems,
Ltd.   From June 1987 through October 1991, Mr. Hildebrand served as a director and an officer, holding various positions including President, of

General Mining Company ("General Mining"), a small, inactive public mining
company.   General Mining was active, from 1987 through early 1991, in exploring for surface sulfur deposits in Bolivia, which did not result in viable operations. In November 1996 Mr. Hildebrand served as a consultant to Mr. Glen Gamble and Victory Minerals S.A. (Pty) Ltd. to assist Plateau Resources (Pty) Ltd. and Vanmag Exploration (Pty) Ltd. with its applications to be awarded mineral rights and surface rights on certain farms having platinum/palladium and vanadium potential, respectively. On January 10, 1994, Mr. Hildebrand filed a voluntary petition pursuant to Chapter 7 of the United States Bankruptcy Code, case #94-10209SBB. On May 19, 1994, he was
released from all dischargable debt.   He has accepted a directorship with
Zebediela Platinum (Pty) Ltd., another South African corporation which has pending applications in on farms with platinum potential.

Mr. Hildebrand attended the U.S. Naval Academy from 1947 through 1949 and received his Geological Engineering Degree from the Colorado School of Mines
in 1954.   He has been a registered Colorado Professional Engineer since
1958.

Terryl K. Jensen. Mr. Jensen has been with Horton Cavey Company since 1969 and is currently President of Horton Cavey Realty Company and has twenty-eight years of experience in real estate as a broker, manager and owner. He has held his real estate broker license since 1972. His experience includes the sale of land and investment real estate, syndication of investment property, development of commercial and residential projects and management of the Company.

Mr. Jensen has participated in the development and marketing of twelve residential projects of over 800 lots; the development of a small office park, two apartment buildings and one office building. He was executive vice president of a company that developed 5,200 acres in Kentucky into a large
equestrian community.   In addition, he has participated in the forming,
marketing and management of over thirty investment partnership projects, which included apartments, land, land development, mobile home parks and residential subdivisions.

Mr. Jensen served as a Director of Paragon Mortgage Corporation, a mortgage company from June 1994 to September 1994.

Mr. Jensen received a Bachelor of Science degree with a major in Business from Dakota State University in 1964; and he is a licensed real estate broker
in the State of Colorado.   Mr. Jensen is a member of the Denver Board of
Realtors Commercial Division, Colorado Association of Real Estate Boards, National Association of Real Estate Boards, Home Builders Association of Metropolitan Denver, Colorado Association of Home Builders and the National Association of Home Builders.

Conflicts of Interest.   The Corporation will be subject to various conflicts
of interest between the Corporation and its Affiliates. Since the executive officers and directors will control the daily operations of the Corporation and its Affiliates, there may be occasions when the interests of the Corporation's Affiliates may be inconsistent with the interests of the Corporation.

Allocation of Management Time.  The Corporation will rely on its officers to manage the Corporation's business operations. Currently the officers are devoting a minimal amount of their time for the operation of the
Corporation.   The Corporation may obtain additional officers, as necessary.
As such, and until all of their positions become "full time," there will be conflicts of interest in allocating management time, services and functions
between the Corporation and its Affiliates.   These individuals may engage
for their own account, or for the account of others in other business ventures for which the Corporation shall not be entitled to any interest.

The Corporation may, at some time in the future, compete with others for the management services of the current and future officers of the Corporation.
As a result, these individuals may be placed in a position where their decision to favor other operations in which they are associated over those of
the Corporation will result in a conflict of interest.   It should also be
noted that it may be expedient for them to favor one operation over another since their participation in such operations will vary. In allocating their time, they will recognize their fiduciary obligations to the Corporation, the prevailing industry standards and the financial situation of the Corporation.

   Conflicts of Interest Policy. The Corporation has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of
the disinterested directors of the Corporation's Board of Directors.    No
such transactions by the Corporation shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the Board of Directors of the Corporation or a committee thereof which approves such transactions, or solely because their votes are counted for such purpose if: (i) the fact of such common directorship or financial interest is disclosed or known by the Board of Directors or committee and noted in the minutes, and the Board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote for that purpose without counting the vote or votes of such interested directors; or (ii) the fact of such common directorship or financial interest is disclosed to or known by the shareholders entitled to vote and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of shareholders holding a majority of the Common Shares entitled to vote (the votes of the common or interested directors or officers shall be counted in any such vote of shareholders), or
(iii) the contract or transaction is fair and reasonable to the Corporation based on the material similarity of terms to recent consulting agreements not involving interested parties, or in all other agreements by competitive bids, at the time it is authorized or approved. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors of the Corporation or a committee thereof which approves such transactions.

Non-Qualified and Incentive Stock Option Plans.   The Corporation does not
currently have any stock option plans, however, the Corporation does intend to pursue the adoption of a non-qualified stock option plan in the fourth quarter of 1997.

ITEM  10.    EXECUTIVE  COMPENSATION

Commencing July 1, 1997, the officers of the Company receive $800 per month (aggregate) for services. As operations increase, the Company intends to
enter into employment agreements with its officers.   Upon funding, either
through revenues from operations, a private placement or initial public offering, should the amount justify the salary demands, the key management of the Company would be compensated according to their duties. No specific details have been determined.

ITEM 7.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company maintains a mailing address at Victory Mineral Corporation's place of business located at 7345 E. Peakview, Greenwood Village, CO 80111.

Glen Gamble, president of the Company, is also an officer and director of Victory Minerals Corporation, a majority shareholder of the Company's common stock.

Mr. Gamble is also a director on the Board of Directors of Plateau Resources
(Pty) Ltd., a South African corporation. He has acted as a consultant and facilitator to assist Plateau Resources International Ltd., a Cayman Island Corporation which serves as a parent holding company for the South African entity. Plateau Resources (Pty) Ltd. has asked Mr. Gamble to obtain funding, either from outside sources or from the Company itself in order to commence drilling and exploration activities on its undeveloped properties in South Africa.

In March 1998, monies ($75,000) were advanced to Plateau Resources (Pty) Ltd. These funds are accruing interest at a rate of 10% per annum. The funds are due to be repaid on March 22, 1999.

In October 1997, monies ($40,000) were advanced to Asset Partners LLC. whose managing partner is a minority shareholder of the Company (holding 3,000 Common Shares or .07% of the Company's outstanding Common Shares). These funds are accruing interest at a rate of 13% per annum. The funds were
originally due to be repaid on April 22, 1998.   The note has been extended
until October 22, 1998.

Mel Keller, a 20.24% shareholder of the Company loaned $100,000 to the Company on March 18, 1998 for the duration of one year. The loan included interest at the rate of Five Percent (5%) per Annum. The funds are to be used to advance the permitting process on platinum ore properties of Plateau Resources (Pty) Ltd located in the Republic of South Africa. This loan is unsecured by Company but shall instead be secured by an undivided five percent (5%) interest in the Drenthe, Witrivier, Dortsland Platinum concession as arranged by Company on behalf of Mr. Keller and due in writing from Plateau Resources (PTY) Ltd sixty (60) days from receipt of such funds. The loan was made to the Company instead of directly to Plateau Resources
(Pty) Ltd. because Mr. Keller insisted his funds be placed in a domestic entity as opposed to a foreign company.


ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tabulates holdings of shares of the Company by each person or entity who, subject to the above, as of June 30, 1998, holds of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company
individually and as a group.   Each named beneficial owner has sole voting
and investment power with respect to the shares set forth opposite his name.

                                Percentage of
                              Number & Class(1)            Outstanding
Name and Address                   of Shares              Common Shares

Glen R. Gamble<F1><F2>
12892 Sierra Circle
Parker, CO 80134                 2,200,000                    53.01%

Terryl K. Jensen
9600 E. Arapahoe Road
#260
Englewood, CO 80112                 50,000                     1.2%

Robert A. Hildebrand
7345 E. Peakview
Englewood, CO 80111                 50,000                     1.2%

Beverly Jo Gamble<F1><F2>
12892 Sierra Circle
Parker, CO 80134                   200,000                    4.82%

Mel Keller
R.R. 1 Box
Blairsburg, IA                     840,000                   20.24%

Victory Minerals Corp.<F1><F3>
7345 E. Peakview
Englewood, Co 80111              2,000,000                   48.19%

Re-Group, Inc.<F4>
9600 E. Arapahoe Road
#260
Englewood, CO 80112                266,000                    6.41%

All Directors & Officers
as a group (3 persons)           3,606,000                   86.89%

[FN]
<F1>Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract,
arrangement, understanding, relationship or otherwise.   Unless otherwise
indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

<F2>Beverly Jo Gamble is married to Glen R. Gamble, an officer and director of the Company. As a result, Glen R. Gamble would be deemed to be a beneficial owner of the Common Shares owned of record by Beverly Jo Gamble. Nevertheless, Glen R. Gamble disclaims any beneficial ownership of the Common Shares owned of record by his wife.

<F3>Victory Minerals Corp. is a corporation controlled by Glen R. Gamble, an
officer and director of the Company.   As a result, Glen R. Gamble would be
deemed to be a beneficial owner of the 2,000,000 Common Shares owned of record by Victory Minerals Corp.

<F4>Daniel J. Boone and S. Diane Boone are principals of Re-Group, Inc.

The balance of the Company's outstanding Common Shares are held by 17 persons, not including those persons who hold their shares in street name.

ITEM 7.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company maintains a mailing address at Victory Mineral Corporation's place of business located at 7345 E. Peakview, Greenwood Village, CO 80111.

Glen Gamble, president of the Company, is also an officer and director of Victory Minerals Corporation, a majority shareholder of the Company's common stock.

Mr. Gamble is also a director on the Board of Directors of Plateau Resources
(Pty) Ltd., a South African corporation. He has acted as a consultant and facilitator to assist Plateau Resources International Ltd., a Cayman Island Corporation which serves as a parent holding company for the South African entity. Plateau Resources (Pty) Ltd. has asked Mr. Gamble to obtain funding, either from outside sources or from the Company itself in order to commence drilling and exploration activities on its undeveloped properties in South Africa.

In March 1998, monies ($75,000) were advanced to Plateau Resources (Pty) Ltd. These funds are accruing interest at a rate of 33.34% per annum. The funds are due to be repaid on March 22, 1999.

In October 1997, monies ($40,000) were advanced to Asset Partners LLC. whose managing partner is a minority shareholder of the Company (holding 3,000 Common Shares or .07% of the Company's outstanding Common Shares). These funds are accruing interest at a rate of 13% per annum. The funds were
originally due to be repaid on April 22, 1998.   The note has been extended
until October 22, 1998.

Mel Keller, a 20.24% shareholder of the Company loaned $100,000 to the Company on March 18, 1998 for the duration of one year. The loan included interest at the rate of Five Percent (5%) per Annum. The funds are to be used to advance the permitting process on platinum ore properties of Plateau Resources (Pty) Ltd located in the Republic of South Africa. This loan is unsecured by Company but shall instead be secured by an undivided five percent (5%) interest in the Drenthe, Witrivier, Dortsland Platinum concession as arranged by Company on behalf of Mr. Keller and due in writing from Plateau Resources (PTY) Ltd sixty (60) days from receipt of such funds. The loan was made to the Company instead of directly to Plateau Resources
(Pty) Ltd. because Mr. Keller insisted his funds be placed in a domestic entity as opposed to a foreign company.

ITEM  12.    CERTAIN  RELATIONSHIPS  AND RELATED TRANSACTIONS

The Company maintains a mailing address at Victory Mineral Corporation's place of business located at 7345 E. Peakview, Greenwood Village, CO 80111.

Glen Gamble, president of the Company, is also an officer and director of Victory Minerals Corporation, a majority shareholder of the Company's common stock.

Mr. Gamble is also a director on the Board of Directors of Plateau Resources
(Pty) Ltd., a South African corporation. He has acted as a consultant and facilitator to assist Plateau Resources International Ltd., a Cayman Island Corporation which serves as a parent holding company for the South African entity. Plateau Resources (Pty) Ltd. has asked Mr. Gamble to obtain funding, either from outside sources or from the Company itself in order to commence drilling and exploration activities on its undeveloped properties in South Africa.

In March 1998, monies ($75,000) were advanced to Plateau Resources (Pty) Ltd. These funds are accruing interest at a rate of 33.34% per annum. The funds are due to be repaid on March 22, 1999.

In October 1997, monies ($40,000) were advanced to Asset Partners LLC. whose managing partner is a minority shareholder of the Company (holding 3,000 Common Shares or .07% of the Company's outstanding Common Shares). These funds are accruing interest at a rate of 13% per annum. The funds were
originally due to be repaid on April 22, 1998.   The note has been extended
until October 22, 1998.

Mel Keller, a 20.24% shareholder of the Company loaned $100,000 to the Company on March 18, 1998 for the duration of one year. The loan included interest at the rate of Five Percent (5%) per Annum. The funds are to be used to advance the permitting process on platinum ore properties of Plateau Resources (Pty) Ltd located in the Republic of South Africa. This loan is unsecured by Company but shall instead be secured by an undivided five percent (5%) interest in the Drenthe, Witrivier, Dortsland Platinum concession as arranged by Company on behalf of Mr. Keller and due in writing from Plateau Resources (PTY) Ltd sixty (60) days from receipt of such funds. The loan was made to the Company instead of directly to Plateau Resources
(Pty) Ltd. because Mr. Keller insisted his funds be placed in a domestic entity as opposed to a foreign company.

ITEM  13.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K
     (A)    FINANCIAL  STATEMENTS  AND  SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report  of  Independent  Public  Auditors
Balance Sheet
Statement  of  Operations
Statement  of  Stockholder's  Equity
statement  of  Cash  Flows
Notes  to  Financial  Statements

Schedules  Omitted:    All  schedules other than those shown have been omitted
because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

(b)    List of Exhibits

            The following of exhibits are filed with this report:

(3.1) Articles of Incorporation incorporated by referenced to Form 10SB filed August 7, 1997, File No. 0-22965
 (3.2) Amendment to Articles of Incorporation incorporated by referenced to Form 10SB filed August 7, 1997, File No. 0-22965
 (3.3) Bylaws incorporated by reference to Form 10SB filed August 7, 1997, File No. 0-22965
 (3.4) Amendment to Bylaws dated July 1, 1997 incorporated by reference to Form 10SB filed October, 1997.
 (4.1) Specimen Common Stock Certificate incorporated by reference to Form 10SB filed August 7, 1997, File No. 0-22965
(10.1) Loan Agreement between the Company and Asset Partners, LLC dated October 22, 1997 incorporated by reference to Amendment 3 to Form 10SB. (10.2) Loan Agreement between the Company and Plateau Resources (PTY) Ltd. dated March 22, 1998 incorporated by reference to Amendment 3 to Form 10SB. (10.3) Loan Agreement between the Company and Mel Keller dated March 18, 1998 incorporated by reference to Amendment 3 to Form 10SB.


 (B)    REPORTS  ON  FORM  8-K
          None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    October 5, 1998        Pinnacle Resources, Inc.

                                 /s/ Glen R. Gamble
                                 ------------------------------------
                                 By:      Glen R. Gamble,  President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Glen R. Gamble                                                 10/5/98
------------------------------                                      Date:
Glen R. Gamble
President  and  Director
(chief executive officer)



/s/ Robert A. Hildebrand                                             10/5/98
------------------------------                                        Date:
Robert A. Hildebrand
Secretary/Treasurer  and  Director
(Chief Financial Officer)



/s/ Terry F. Jensen                                                 10/5/98
------------------------------                                        Date:
Terry F. Jensen
Director