Form 10QSB
period 1998-09-30
PINNACLE RESOURCES INC
filed 1998-12-09
CIK 1043825

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              September 30, 1998

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

Pinnacle Resources, Inc.

Index


PART I   FINANCIAL INFORMATION

Balance Sheet
September 30, 1998                        4

Statements of Operations
Three Months
Ended September 30, 1998 and 1997         5


Statements of Cash Flows
Three Months Ended
September 30, 1998                        6


Statement of Stockholders' equity         7

Notes to Financial Statements             8

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                9-11

PART II
Other Information                         12

Signatures                                13

Financial Data Schedule                   14

                Pinnacle Resources, Inc.
           (A Development Stage Company)
                       Balance Sheet

                          ASSETS
                                                                Unaudited                 Audited
                                                                September                   June
                                                                30, 1998                  30, 1998
Current assets:

Cash                                                          $    18,998               $   18,998
Interest Receivable - Related Entity                               17,974                   10,425
Note Receivable - Related Entity                                  115,000                  115,000
                                                                ---------               ----------
Total Current Assets                                              151,972                  115,000
                                                                ---------               ----------
TOTAL ASSETS                                                    $ 151,972               $  144,423
                                                                  =======                  =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities

Current Portion of Notes Payable                                $ 100,000                $ 100,000
Accounts payable                                                   12,105                    6,600
Accrued Interest                                                    2,675                    1,425
                                                                ---------                ---------

Total Current Liabilities                                         114,780                  108,025

Long-Term portion of Note Payable                                       0                        0
                                                                ---------                ---------

TOTAL LIABILITIES                                                 114,780                  108,025
                                                                ---------                ---------

Stockholders' equity:
 Preferred stock, $.01 par value
Authorized 2,000,000 Shares; issued
And Outstanding -0- Shares                                              0                        0
Common stock, .00001 par value,
  Authorized 500,000,000 Shares,
Issued and Outstanding  4,150,000 Shares                               42                       42
Capital Paid in Excess of
Par Value of Common Stock                                         101,458                  101,458

Retained Earnings (Deficit Accumulated During the
Development Stage                                                 (64,308)                 (65,102)

TOTAL SHAREHOLDERS' EQUITY                                         37,192                   36,398
                                                                ---------                 --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $151,972                 $144,423
                                                                 ========                 ========

The accompanying notes are an integral part of these unaudited financial statements.

             Pinnacle Resources, Inc.
        (A Development Stage Company)
               Statements of Operations

                                                            Unaudited                       Inception
                                                          Three Months  Ended                January 6
                                                           September 30                    1995 through
                                                         1998           1997           September 30, 1998

Revenue                                                  $0             $0                      $0


Expenses:


Legal and Accounting                                  2,205          13,778                 18,448
Office                                                    0               0                  1,521
Professional Fees                                         0          20,000                 38,400
Rent                                                    900               0                  4,500
Salaries                                              2,400               0                 12,000
Secretarial Services                                      0               0                  3,750
Travel                                                    0               0                    988
                                                    -------          ------                -------

Total                                                 5,505          33,778                 79,607
                                                    -------          ------                -------

(Loss) before Other income                           (5,505)        (33,778)               (79,607)

Other Income (Expense)                               (5,505)        (33,778)               (79,607)
                                                   ========         =======               ========

Interest Income                                       7,549               0                 17,974
Interest (Expense)                                   (1,250)              0                 (2,675)
                                                   --------         -------               --------

Total                                                 6,299               0                 17,974
                                                   --------         -------               --------

Net Income                                            $ 794        ($33,778)              ($64,308)
                                                   ========         =======                =======

Basic Income (Loss) Per Common Share                 $ 0.00          ($0.01)                ($0.02)
                                                   ========         =======                =======

 Weighted average shares outstanding              4,215,000       4,150,000              4,150,000
                                                  =========       =========              =========




   The accompanying notes are an integral part of these financial statements.

               Pinnacle Resources, Inc.
             (A Development Stage Company)
                 Statement of Cash Flows

                                                              Unaudited                       Inception
                                                         three Months  Ended                   January 6
                                                           September 30                     1997 through
                                                        1998          1997           September 30, 1997

Net (Loss)                                              $794         ($33,778)               ($64,308)

Adjustments To Reconcile Net Loss To Net Cash
  Used in Operating Activities:

Stock Issued For Services                                   0               0                   1,500


Changes in Operating Assets and Liabilities:
Increase in Interest Receivable                       (7,549)               0                 (17,974)
Increase in Accounts Payable                           5,505            2,400                  12,105
Increase in Accounts Payable                           1,250                0                   2,675
                                                      ------            -----                  ------

Net Flows From Operations                                  0          (31,378)                (66,002)

Cash Flows From Investing Activities:

Advances Made to Related Entity                            0                0                (115.000)

Net Cash Flows From Investing                              0                0                (115,000)

Cash Flows From Financing Activities:

Stock Issued For Cash                                      0          100,000                 100,000
Monies Received from Loans                                 0                0                 100,000
                                                     -------          -------                --------
Cash Flows From Financing                                  0          100,000                 200,000

Net (Decrease) in Cash                                     0           68,622                  18,998
Cash At Beginning Of Period                           18,998                0                       0
                                                     -------          -------                --------
Cash At End Of Period                                $18,998          $68,622                 $18,998
                                                     -------          -------                --------

Summary Of Non-Cash Investing And Financing Activities:

Stock Issued for Services                               $  0             $  0                  $1,500
                                                        ====             ====                  ======




    The accompanying notes are an integral part of these unaudited financial statements.




                              PINNACLE RESOURCES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          Statement of Shareholders' Equity


                                                                                  Deficit
                                                                Capital Paid    Accumulated
                                    Number Of                    In Excess      During The
                                     Common        Common           of          Development
                         NOTES       Shares         Stock       Par Value          Stage          Total

Balance At
   January 6, 1995        1,2           0            $0         $     0              $0          $     0

Issuance of Common Stock:
  January 1995 for Cash
  Advances Made On Behalf
  of the Company & Services
  at $.01 Per Share         *       150,000           2           1,498                            1,500

Net (Loss)                                                                        (1,500)         (1,500)
                                    -------         ---         -------           ------         -------
Balance At June 30,
   1995, 1996                       150,000          $2          $1,498          ($1,500)             $0

Issuance Of Common Stock:
  June 26, 1997 for Cash
  At $.025 Per Share              4,000,000          40          99,960                0         100,000

Net (Loss)                                                                             0               0
                                  ---------         ---          ------           ------         -------

Balance At June 30,
   1995, 1996                     4,150,000         $42        $101,458          ($1,500)       $100,000
                                  =========         ===        ========           ======        ========

Net (Loss)                                                                       (63,602)       (63,602)
                                  ---------         ---          ------           ------        -------

Balance At June 30, 1998          4,150,000         $42        $101,458          (63,602)       (36,398)

Net Income                                                                           794            794
                                  ---------         ---        --------           ------        -------
Unaudited Balance At September
   30, 1998                       4,150,000         $42        $101,458         ($64,308)       $37,192
                                  =========         ===        ========           ======        =======


The Accompanying Notes Are An Integral Part Of These Unaudited
   Financial Statements

                      Pinnacle Resources, Inc.
               Notes to Unaudited Financial Statements
          For the Three Month Period Ended September 30, 1998

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month period ended September 30, 1998 and 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management necessary to reflect properly the results of interim periods presented).
The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results expected for the year ended June 30, 1999

Note Receivable - Related Entity:

In October 1997, monies were advanced to a related entity in the amount of
$40,000.   These funds are accruing interest at a rate of 13% per annum.
The funds were originally due to be repaid on April 22, 1998.   This has been
extended until October 22, 1998.

In March 1998, monies were advanced to a related entity in the amount of
$75,000.   These funds are accruing interest at a rate of 10% per annum.
The funds are due to be repaid on March 22, 1999.


Notes Payable:

In March 1998, the Company received $100,000 in cash as a loan payable by
March 18, 1999.   Interest is accruing at 5% per annum.

Related Party Events:

When the Company organized in January 1995, stock was issued for services valued at $1,500. This amount was treated as administrative fees.

Commencing July 1, 1997, the shareholders of the Company are providing office
space to the Company for $300 per month.   The officers are providing
services valued at $800.00 per month.

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

The Company had net income for the three months ended September 30, 1998 of
$794.   The Company had an increase of $7,5498 in interest receivable for the three months ended September 39, 1998, an increase in accounts payable of $5,505 and an increase in accrued interest payable of $1,250. As a result, the Company had net cash flows from operations of $0 for the three months ended September 30, 1998.

The Company incurred legal and accounting costs of $2,205, office expense of $0, professional fees of $0, rent of $900, salaries of $2,400, for the three months ended September 30, 1998.

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

The Company spent $72,602 and $0 in administrative costs for the year ended
June 30, 1996 and 1997 respectively.   No other costs were incurred
in the year ended June 30, 1998.   The Company incurred legal and
accounting costs of $16,243, office expense of $21, professional fees of $38,400, rent of $3,600, salaries of $9,600, secretarial services of $3,750 and travel expenses of $988 for the year ended June 30, 1998.

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

                Pinnacle Resources, Inc.
                (Registrant)

Dated:    November 14, 1998



By:  /s/ Glen R. Gamble
     ----------------------------
      Glen R. Gamble, President