Form 10QSB
period 1998-12-31
PINNACLE RESOURCES INC
filed 1999-02-26
CIK 1043825

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              December 31, 1998

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

Pinnacle Resources, Inc.

Index


PART I   FINANCIAL INFORMATION

Balance Sheet
December 31 1998                        4

Statements of Operations
Six Months
Ended December 31, 1998 and 1997         5


Statements of Cash Flows
Six Months Ended
December 31, 1998                        6


Statement of Stockholders' Equity         7

Notes to Financial Statements             8

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                9-11

PART II
Other Information                         12

Signatures                                13

Financial Data Schedule                   14

                Pinnacle Resources, Inc.
           (A Development Stage Company)
                       Balance Sheet

                          ASSETS
                                                                Unaudited                 Audited
                                                                December                    June
                                                                31, 1998                  30, 1998
Current assets:

Cash                                                          $   11,8788               $   18,998
Interest Receivable - Related Entity                               25,522                   10,425
Note Receivable - Related Entity                                  115,000                  115,000
                                                                ---------               ----------
Total Current Assets                                              152,400                  115,000
                                                                ---------               ----------
TOTAL ASSETS                                                    $ 152,400               $  144,423
                                                                  =======                  =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities

Current Portion of Notes Payable                                $ 100,000                $ 100,000
Accounts payable                                                   13,875                    6,600
Accrued Interest                                                    3,925                    1,425
                                                                ---------                ---------

Total Current Liabilities                                         117,800                  108,025

Long-Term portion of Note Payable                                       0                        0
                                                                ---------                ---------

TOTAL LIABILITIES                                                 117,800                  108,025
                                                                ---------                ---------

Stockholders' equity:
 Preferred stock, $.01 par value
Authorized 2,000,000 Shares; issued
And Outstanding -0- Shares                                              0                        0
Common stock, .00001 par value,
  Authorized 500,000,000 Shares,
Issued and Outstanding  4,150,000 Shares                               42                       42
Capital Paid in Excess of
Par Value of Common Stock                                         101,458                  101,458

Retained Earnings (Deficit Accumulated During the
Development Stage                                                 (66,900)                 (65,102)

TOTAL SHAREHOLDERS' EQUITY                                         34,600                   36,398
                                                                ---------                 --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $152,400                 $144,423
                                                                 ========                 ========

The accompanying notes are an integral part of these unaudited financial statements.

             Pinnacle Resources, Inc.
        (A Development Stage Company)
               Statements of Operations

                                                            Unaudited                Inception
                                                          Six Months Ended         January 6, 1995
                                                            December 31,           Through December 31
                                                         1998           1997             1998

Revenue                                                  $0             $0                 $0


Expenses:


Legal and Accounting                                  4,972           14,028           21,215
Office                                                  375                0            1,896
Officer Remuneration                                  4,800            4,800           14,400
Professional Fees                                         0           38,400           38,400
Rent                                                  1,800            1.800            5,400
Secretarial Services                                      0                0            3,750
Travel                                                2,449                0            3,437
                                                    -------           ------           ------

Total                                                14,396           59,028           88,498
                                                    -------          ------            ------

(Loss) before Other income                          (14,396)         (59,028)         (88,498)

Other Income (Expense)

Interest Income                                     15,098            1,000            25,523
Interest (Expense)                                  (2,500)               0            (3,925)
                                                   --------         -------            ------

Total                                               12,598           1,000             21,598
                                                   --------         -------           -------

Net (Loss)                                         ($1,798)       ($58,028)          ($66,900)
                                                   ========        =======            =======

Basic (Loss) Per Common Share                       ($0.00)         ($0.01)            ($0.02)
                                                   ========        =======            =======

 Weighted average shares outstanding              4,215,000       4,150,000         4,150,000
                                                  =========       =========         =========




   The accompanying notes are an integral part of these financial statements.

               Pinnacle Resources, Inc.
             (A Development Stage Company)
                 Statement of Cash Flows

                                                              Unaudited                       Inception
                                                         Six Months  Ended                   January 6
                                                            December 31                     1995 through
                                                        1998          1997               December 31, 1998

Net (Loss)                                           ($1,798)      ($58,028)                 ($66,900)

Adjustments To Reconcile Net Loss To Net Cash
  Used in Operating Activities:

Stock Issued For Services                                  0              0                     1,500


Changes in Operating Assets and Liabilities:
Increase in Interest Receivable                     (15,097)         (1,000)                  (25,522)
Increase in Accounts Payable                          7,275           2,650                    13,875
Increase in Accrued Interest Payable                  2,500               0                     3,925
                                                     ------           -----                    ------

Net Flows From Operations                            (7,120)       (56,378)                  (73,122)

Cash Flows From Investing Activities:

Advances Made to Related Entity                            0       (40,000)                 (115.000)

Net Cash Flows From Investing                              0       (40,000)                 (115,000)

Cash Flows From Financing Activities:

Stock Issued For Cash                                      0       100,000                   100,000
Monies Received from Loans                                 0             0                   100,000
                                                     -------       -------                  --------
Cash Flows From Financing                                  0       100,000                   200,000

Net (Decrease) in Cash                                (7,120)        3,622                    11,878
Cash At Beginning Of Period                           18,998             0                         0
                                                     -------       -------                  --------
Cash At End Of Period                                $11,878        $3,622                    $1,878
                                                     -------       -------                  --------

Summary Of Non-Cash Investing And Financing Activities:

Stock Issued for Services                              $  0           $  0                   $1,500
                                                       ====           ====                   ======




    The accompanying notes are an integral part of these unaudited financial statements.






                              PINNACLE RESOURCES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          Statement of Shareholders' Equity


                                                                                  Deficit
                                                                Capital Paid    Accumulated
                                    Number Of                    In Excess      During The
                                     Common        Common           of          Development
                                     Shares         Stock       Par Value          Stage          Total

Balance At
   January 6, 1995                        0            $0         $   0              $0         $    0

Issuance of Common Stock:
  January 1995 for Cash
  Advances Made On Behalf
  of the Company & Services
  at $.01 Per Share                 150,000            2          1,498                           1,500

Net (Loss)                                                                       (1,500)         (1,500)
                                    -------         ---         -------           ------         -------
Balance At June 30,
   1995, 1996                       150,000          $2          $1,498         ($1,500)             $0

Issuance Of Common Stock:
  June 26, 1997 for Cash
  At $.025 Per Share              4,000,000          40          99,960               0         100,000

Net (Loss)                                                                            0               0
                                  ---------         ---          ------          ------         -------

Balance At June 30,
   1995, 1996                     4,150,000         $42        $101,458         ($1,500)       $100,000
                                  =========         ===        ========          ======        ========

Net (Loss)                                                                      (63,602)        (63,602)
                                  ---------         ---          ------          ------        -------

Balance At June 30, 1998          4,150,000         $42        $101,458         (65,102)         36,398

Net (Loss)                                                                       (1,798)         (1,798)
                                  ---------         ---        --------          ------         -------
Unaudited Balance At December
   31, 1998                       4,150,000         $42        $101,458        ($66,900)        $34,600
                                  =========         ===        ========          ======         =======


The Accompanying Notes Are An Integral Part Of These Unaudited
   Financial Statements

                      Pinnacle Resources, Inc.
               Notes to Unaudited Financial Statements
          For the Six Month Period Ended December 31, 1998

Note 1 - Unaudited Financial Information

The unaudited financial information included for the six month period ended December 31, 1998 and 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended December 31, 1998 are not necessarily indicative of the results expected for the year ended June 30, 1999

Note 2 - Note Receivable - Related Entity:

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


Note 3 - Notes Payable:

In March 1998, the Company received $100,000 in cash as a loan payable by
March 18, 1999.   Interest is accruing at 5% per annum.

Note 4 - Related Party Events:

When the Company organized in January 1995, stock was issued for services valued at $1,500. This amount was treated as administrative fees.

Commencing July 1, 1997, the shareholders of the Company are providing office
space to the Company for $300 per month.   The officers are providing
services valued at $800.00 per month.


Note 5 - Subsequent Event

In January 1999, the Company issued 100,000 shares of its common stock for $50,000 cash or $.50 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.   The financial statements have been prepared
assuming that the Company will continue as a going concern.   The Company is
in the development stage and had no operations as of its latest fiscal year end
June 30, 1998.   The deficiency in working capital as of December 31, 1998
raises substantial doubt about its ability to continue as a going concern. In the course of its development activities the Company has sustained continuing
losses and expects such losses to continue for the foreseeable future.   The
Company's management plans on advancing funds on an as needed basis and in the longer term to revenues from the operations of which there is no assurance. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

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

For the six months ended December 31, 1998, the Company had no investing activities.

For the six months ended December 31, 1997, the Company made advances to a related entity of $40,000 resulting in cash flows from investing activities.

For the six months ended December 31, 1998, the Company issued stock for cash of $100,000 resulting in cash flows from financing activities of $100,000.

For the six months ended December 31, 1997, the Company issued stock for cash of $100,000 and received $100,000 from loans resulting cash flows from financing activities of $200,000.

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

The Company had a net loss for the six months ended December 31, 1998 of
$(14,396).   The Company had an increase of $15,097 in interest receivable for the six months ended December 31, 1998, an increase in accounts payable of
$7,275 and an increase in accrued interest payable of $2,500.   As a result,
the Company had net cash flows from operations of $7,120 for the six months ended December 31, 1998.

The Company incurred legal and accounting costs of $4,972, office expense of $375, officer remuneration of $4,800, professional fees of $0, rent of $1,800 and travel of $2,449 for the six months ended December 31, 1998.

The Company had a net loss for the six months ended December 31, 1997 of
$(58,028).   The Company had an increase of $1,000 in interest receivable for the six months ended December 31, 1998 and an increase in accounts payable of
$2,650.   As a result, the Company had net cash flows from operations of $56,378 for the six months ended December 31, 1998.

The Company incurred legal and accounting costs of $14,028, office expense of $0, officer remuneration of $4,800, professional fees of $38,400, rent of $1,800 and travel of $0 for the six months ended December 31, 1997.

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

                Pinnacle Resources, Inc.
                (Registrant)

Dated:    February 15, 1999



By:  /s/ Glen R. Gamble
     ----------------------------
      Glen R. Gamble, President