Form 10QSB
period 1999-03-31
PINNACLE RESOURCES INC
filed 1999-05-17
CIK 1043825

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              March 31, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of
common stock, as of the last practicable date:    4,250,000

 Transitional Small Business Disclosure Format. YES:   NO: X

Pinnacle Resources, Inc.

Index


PART I   FINANCIAL INFORMATION

Balance Sheet
March 31, 1999                             4

Statements of Operations
Nine Months
Ended March 31, 1999 and 1998              5


Statements of Cash Flows
Nine Months Ended
March 31, 1999                             6


Statement of Stockholders' Equity          7

Notes to Financial Statements              8

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                 9-11

PART II
Other Information                          12

Signatures                                 13

Financial Data Schedule                    14

                Pinnacle Resources, Inc.
           (A Development Stage Company)
                       Balance Sheet

                          ASSETS
                                                                Unaudited                 Audited
                                                                   March                    June
                                                                31, 1999                  30, 1998
Current assets:

Cash                                                          $     4,811               $   18,998
Interest Receivable - Related Entity                               33,460                   10,425
Note Receivable - Related Entity                                  145,000                  115,000
                                                                ---------               ----------
Total Current Assets                                              183,271                  115,000
                                                                ---------               ----------
TOTAL ASSETS                                                    $ 183,271               $  144,423
                                                                  =======                  =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities

Current Portion of Notes Payable                                $ 100,000                $ 100,000
Accounts payable                                                   14,756                    6,600
Accrued Interest                                                    5,175                    1,425
                                                                ---------                ---------

Total Current Liabilities                                         119,931                  108,025

Long-Term portion of Note Payable                                       0                        0
                                                                ---------                ---------

TOTAL LIABILITIES                                                 119,931                  108,025
                                                                ---------                ---------

Stockholders' equity:
 Preferred stock, $.01 par value
Authorized 2,000,000 Shares; issued
And Outstanding -0- Shares                                              0                        0
Common stock, .00001 par value,
  Authorized 500,000,000 Shares,
Issued and Outstanding  4,250,000 Shares                               43                       42
Capital Paid in Excess of
Par Value of Common Stock                                         151,457                  101,458

Retained Earnings (Deficit Accumulated During the
Development Stage                                                 (88,160)                 (65,102)

TOTAL SHAREHOLDERS' EQUITY                                         63,340                   36,398
                                                                ---------                 --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $183,271                 $144,423
                                                                 ========                 ========

The accompanying notes are an integral part of these unaudited financial statements.

             Pinnacle Resources, Inc.
        (A Development Stage Company)
               Statements of Operations

                                                            Unaudited                Inception
                                                          Nine Months Ended         January 6, 1995
                                                            March 31,              Through March 31
                                                         1999           1998             1999

Revenue                                                  $0             $0                 $0


Expenses:

Legal and Accounting                                  5,553           15,389           21,796
Office                                                  493              770            2,014
Officer Remuneration                                  7,200            7,200           16,800
Professional Fees                                       850           38,400           39,250
Rent                                                  2,700            2,700            6,300
Secretarial Services                                      0                0            3,750
Stock Transfer                                          252                0              252
Telephone                                               919                0              919
Travel                                               24,378                0           25,366
                                                    -------           ------           ------

Total                                                42,345           64,459          116,447
                                                    -------          ------            ------

(Loss) before Other income                          (42,345)         (64,459)        (116,447)

Other Income (Expense)

Interest Income                                     23,037             2,505           33,462
Interest (Expense)                                  (3,750)             (164)          (5,175)
                                                   --------         -------            ------

Total                                               19,287             2,341           28,287
                                                   --------          -------           -------

Net (Loss)                                        ($23,058)         ($62,118)        ($88,160)
                                                  ========           =======          =======

Basic (Loss) Per Common Share                       ($0.01)         ($0.01)
                                                  ========        ========

 Weighted average shares outstanding              4,168,904       4,150,000
                                                  =========       =========




   The accompanying notes are an integral part of these financial statements.

               Pinnacle Resources, Inc.
             (A Development Stage Company)
                 Statement of Cash Flows

                                                              Unaudited                       Inception
                                                         Nine Months  Ended                   January 6
                                                               March 31                     1995 through
                                                        1999          1998               March 31, 1999

Net (Loss)                                           ($23,058)       ($62,118)               ($88,160)

Adjustments To Reconcile Net Loss To Net Cash
  Used in Operating Activities:

Stock Issued For Services                                  0              0                     1,500


Changes in Operating Assets and Liabilities:
Increase in Interest Receivable                     (23,035)         (2,505)                  (33,460)
Increase in Accounts Payable                          8,156           6,460                    14,756
Increase in Accrued Interest Payable                  3,750             164                     5,175
                                                     ------           -----                    ------

Net Flows From Operations                           (34,187)        (57,999)                 (100,189)

Cash Flows From Investing Activities:

Advances Made to Related Entity                     (30,000)       (115,000)                 (145,000)

Net Cash Flows From Investing                       (30,000)       (115,000)                 (145,000)

Cash Flows From Financing Activities:

Stock Issued For Cash                                50,000         100,000                   150,000
Monies Received from Loans                                0               0                   100,000
                                                     -------        -------                  --------
Cash Flows From Financing                            50,000         100,000                   250,000

Net (Decrease) in Cash                              (14,187)        (72,999)                    4,811
Cash At Beginning Of Period                           18,998        100,000                         0
                                                     -------        -------                  --------
Cash At End Of Period                                 $4,811        $27,001                     4,811
                                                     -------       -------                  --------

Summary Of Non-Cash Investing And Financing Activities:

Stock Issued for Services                              $  0            $  0                   $1,500
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

                              PINNACLE RESOURCES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          Statement of Shareholders' Equity

                                                                                  Deficit
                                                                Capital Paid    Accumulated
                                    Number Of                    In Excess      During The
                                     Common        Common           of          Development
                                     Shares         Stock       Par Value          Stage          Total

Balance At
   January 6, 1995                        0            $0         $   0              $0         $    0

Issuance of Common Stock:
  January 1995 for Cash
  Advances Made On Behalf
  of the Company & Services
  at $.01 Per Share                 150,000            2          1,498                           1,500

Net (Loss)                                                                       (1,500)         (1,500)
                                    -------         ---         -------           ------         -------
Balance At June 30,
   1995, 1996                       150,000          $2          $1,498         ($1,500)             $0

Issuance Of Common Stock:
  June 26, 1997 for Cash
  At $.025 Per Share              4,000,000          40          99,960               0         100,000

Net (Loss)                                                                            0               0
                                  ---------         ---          ------          ------         -------

Balance At June 30,
   1995, 1996 and 1997            4,150,000         $42        $101,458         ($1,500)       $100,000
                                  =========         ===        ========          ======        ========

Net (Loss)                                                                      (63,602)        (63,602)
                                  ---------         ---          ------          ------        -------

Balance At June 30, 1998          4,150,000         $42        $101,458         (65,102)         36,398

Issuance of Common Stock
January 15, 1999 for Cash at $.50
  Per Share                         100,000           1          49,999               0          50,000

Net (Loss)                                                                      (23,058)        (23,058)
                                  ---------         ---        --------          ------         -------
Unaudited Balance At December
   31, 1998                       4,250,000         $43        $151,457        ($88,160)        $63,340
                                  =========         ===        ========          ======         =======


The Accompanying Notes Are An Integral Part Of These Unaudited
   Financial Statements

                      Pinnacle Resources, Inc.
               Notes to Unaudited Financial Statements
          For the Six Month Period Ended December 31, 1998

Note 1 - Unaudited Financial Information

The unaudited financial information included for the six month period ended December 31, 1998 and 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended December 31, 1998 are not necessarily indicative of the results expected for the year ended June 30, 1999

Note 2 - Financial Statements

Management has elected to omit substantially all footnotes relating to the
condensed financial statemetns of the Company included in the report.   For a
complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.   The financial statements have been prepared
assuming that the Company will continue as a going concern.   The Company is
in the development stage and had no operations as of its latest fiscal year end
June 30, 1998.   The deficiency in working capital as of March 31, 1999
raises substantial doubt about its ability to continue as a going concern. In the course of its development activities the Company has sustained continuing
losses and expects such losses to continue for the foreseeable future.   The
Company's management plans on advancing funds on an as needed basis and in the longer term to revenues from the operations of which there is no assurance. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

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

For the nine months ended March 31, 1999, the Company had advances made to related entity of $30,000 resulting in cash flows from investing activities of $30,000.

For the nine months ended March 31, 1998, the Company had advances made to a
related entity of $115,000.   As result, for the nine months ended March 31,
1998, the Company had net cash flows from investing activities of $115,000.

For the nine months ended March 31, 1999, the Company issued stock for cash of $50,000 resulting in cash flows from financing activities of $50,000.

For the nine months ended march 31, 1998, the Company issued stock for cash of $100,000 resulting in cash flows from financing activities of $100,000.

Results of Operations.   The Company expects to earn consulting fees,
commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source. To date, the Company has not yet commenced operations or received any revenues.

The Company had a net loss for the nine months ended March 31, 1999 of
$(23,058).   The Company had an increase of $23,035 in interest receivable for the nine months ended March 31, 1999, an increase in accounts payable of
$8,156 and an increase in accrued interest payable of $3,750.   As a result,
the Company had net cash flows from operations of $34,187 for the nine months ended March 31, 1999.

The Company incurred legal and accounting costs of $5,553, office expense of $493, officer remuneration of $7,200, professional fees of $850, rent of $2,700, stock transfer of $252, telephone of $919 and travel of $24,378 for the nine months ended March 31, 1999.

The Company incurred legal and accounting costs of 15,389, office expense of $770, officer remuneration of $7,200, professional fees of $38,400, rent of $2,700 for the nine months ended March 31, 1998.

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

                Pinnacle Resources, Inc.
                (Registrant)

Dated:    May 15, 1999



By:  /s/ Glen R. Gamble
     ----------------------------
      Glen R. Gamble, President