Form 10KSB
period 1999-06-30
PINNACLE RESOURCES INC
filed 1999-10-19
CIK 1043825

                         FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington,  D.C.  20549
     [X]       15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES  EXCHANGE  ACT  OF  1934
                 For  the  fiscal  year  ended:  6/30/99
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

Check  if  there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Company's revenues for its most recent fiscal year was $0.
As of June 30, 1999, the market value of the Company's voting $.0000 par value common stock held by non-affiliates of the Company was $0.

The number of shares outstanding of Company's only class of common stock, as of June 30, 1998 was 4,250,000 shares of its $.00001 par value common stock.

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

The Company has had limited operations since its inception in 1995 due
to its lack of working capital.   The Company was originally
established with the idea of providing "Assisted Living Facilities" to
at risk (frail) senior citizens.   Management never commenced
operations regarding this venture due to a lack of funding. In June 1997, the Company issued 4,000,000 (post split) Common Shares for cash at $.025 per Common Share for an aggregate of $100,000 to thirteen individuals who were then non-affiliates. The new owners of Claremont House, Corp. did not acquire the Company in order to use Claremont House, Corp. or its predecessors, as the object of a merger or acquisition. Claremont House, Corp. was acquired, and its name changed to Pinnacle Resources, Inc., in order to more clearly identify its new mandated business purpose, which is to evaluate, structure, and complete a merger with, or acquisition of, another unrelated privately-owned corporation. In the course of its activities, the Company plans to arrange (or provide) funding for companies that it evaluates and will try to structure merger or acquisition opportunities so that
conditions are advantageous to the Company.   Victory Minerals Corp., a
holding company controlled by Glen Gamble, purchased 2,000,000 of those
Common Shares.    Currently, the Company is engaged in the business of
providing financial services to emerging growth companies in the United States, as well as development stage companies located in selected developing countries, primarily in Africa and South America.

Since inception, the Company has not had any material financial activities.

The Company filed a Form 10-SB on a voluntary basis to provide full disclosure to its shareholders and to meet one of the requirements of a
NASDAQ listing.   Until the Company, if ever, meets all of the
requirements of a NASDAQ listing, the Company intends to seek quotation
on the OTC Bulletin Board, which is managed by the NASD.   The Company
does not know approximately when it shall seek said quotation on the OTC Bulletin Board.

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

The Company will focus its financing and capital arrangement activities on emerging growth companies, which plan to raise capital in the public markets within a reasonably short period of time, i.e., one to two
years.   Although the Company will initially target small mining
companies due to its contacts in that industry, management has not identified any particular industry within which the Company will focus
its efforts.   Rather, management intends to identify any number of
candidates, which may be brought to its attention through present
associations or by word-of-mouth.   However, the Company will direct
its activities in seeking and evaluating suitable candidates for financing both in the United States and on companies operating in selected stable, developing countries, principally in Africa and South America.

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

The Company was asked by the management of Plateau Resources (Pty) Ltd., a South African development-stage corporation, to arrange funding in order to initiate a drilling and exploration program on their undeveloped properties. If the Company is successful in achieving funding for Plateau Resources, then Company management expects to obtain an option for equity participation in Plateau Resources and perhaps an option to merge Plateau Resources in as a wholly owned subsidiary of the Company. The Company is of the opinion that equity participation in Plateau could be advantageous to the Company if Plateau successfully encounters a commercially feasible-mineable PGM ore reserve. If any option is earned then the Company may, or may not, exercise such option depending upon the outcome of Plateau's exploration program. Any anticipated option to merge is undefined and is presently not contemplated.

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

The Company is of the opinion that the equity participation in Plateau is advantageous to the Company if Plateau successfully encounters a commercially feasible-mineable PGM ore reserve.

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

With the exception of loans to Asset Partners and Plateau Resources, the Company has not performed any financial services for any emerging growth clients or consummated or arranged any loans, equity investments or other financing transactions. Further, no loans, stock purchases or other non-traditional financing transactions are pending or under
consideration.   The Company has no existing agreement or arrangement
for the performance of financial services.

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

Operating Strategy.

Management of the Company will evaluate the future potential, credit worthiness and, if required, collateral of prospective candidates for funding by the Company or other sources, including corporate and
individual lenders and investors, known to management.   The  fact that
a corporation or other entity is affiliated with the Company or an equity interest in a prospective borrower is owned by one or more of the executive officers, directors and/or controlling shareholders of the Company, will not disqualify such entity from consideration as a
potential borrower or recipient of investment capital.   In order to
minimize conflicts of interest, the Company has adopted a policy that any contracts or other transactions with entities with whom management is affiliated, or in which they have a financial interest, will be approved by a majority of the disinterested members of the Board of Directors and will be fair and reasonable, but that no such transactions by the Company shall be affected or invalidated solelybecause of such relationship or interest of directors or
officers.   For purposes herein, the term "disinterested directors" are those directors who have no direct, pecuniary interest in a proposed
transaction.   If the Company's Board of Directors is unavailable to
approve a financing transaction with an affiliated or related party, the Company will require that the transaction be approved by a majority of the Company's shareholders, at a special meeting of shareholders called for such purpose.

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

In instances deemed appropriate by management, the Company may require security in the form of inventory, accounts receivable, manufacturing and other operating equipment, other tangible assets and/or real estate
used in the financing candidate's business.   With respect to asset-
based loans which the Company may fund, management will have no fixed
policy as to the percentage of collateral coverage required.   However,
in almost every such case, management envisions that the percentage of collateral coverage required by it will be in excess of 100% of the
amount of the loan.   Additionally, management may require that any one
or more of the officers, directors and principal shareholders of the borrower personally guarantee the indebtedness and, depending upon the prospective borrower's financial strength and the nature and value of any collateral, require, in addition, that the personal guarantees be collateralized separately.

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

Business Development Company.   As the Company obtains equity interests
in companies who desire to become public, the Company may become subject to the provisions of the Investment Company Act of 1940 or the Investment Advisers Act of 1940. It is possible that the Company may choose to elect to be treated as a Business Development Company ("BDC") pursuant to Section 54 of the Investment Company Act of 1940 (the "1940
Act").   On October 21, 1980, the 1940 Act was amended by a series of
amendments, which added sections 59 through 65.   These sections
comprise the Small Business Investment Incentive development company is defined as a domestic closed-end company which is operated for the purpose of making certain types of investments and which makes available significant managerial assistance to the companies in which
it invests.   Generally, a company which elects to be treated as a
business development company, or intends within 90 days to so elect, is exempt from certain provisions of sections 1 through 53 of the 1940 Act.

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

The Company is not a party to any legal proceedings nor is the Company aware of any disputes, which may result in legal proceedings.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended June 30, 1999, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                                   PART II

ITEM  5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market  Information.       The Company has applied for the trading of
its common shares in the over-the-counter market.   As of June 30,
1999, there is no market for the Company's Common Shares.

The approximate number of holders of record of the Company's $.00001
par value common stock, as of June 30, 1999, was 25.   As of September
30, 1999, there are      holders of record.

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

ITEM 6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF  OPERATIONS.

Trends and Uncertainties.   The financial statements have been prepared
assuming that the Company will continue as a going concern.   The
Company is in the development stage and has no operations as of June
30, 1999.   The deficiency in working capital as of June 30, 1999
raises substantial doubt about its ability to continue as a going concern. In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the
foreseeable future.   The Company's management plans on advancing funds
on an as needed basis and in the longer term to revenues from the
operations of which there is no assurance.   The Company's ability to
continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.
 .
Until revenues commence, the Company shall raise funds through equity
financing, which may or not be successful.   The Company has tried to
limit its general and administrative expenses.    The Company has
little or no control as to the demand for its services and, as a result, inflation and changing prices could have a material effect on the future profitability of the Company.

The Company will focus its financing and capital arrangement activities on emerging growth companies, which plan to raise capital in the public markets within a reasonable short period of time, i.e., one to two
years.   Although the Company will initially target small mining
companies due to its contacts in that industry, management has not identified any particular industry within which the Company will focus
its efforts.   Rather, management intends to identify any number of
candidates, which may be brought to its attention through present
associations or by word-of-mouth.   Initially the Company intends to
arrange sources of funding and finance for its prospective clients through established sources for such funds by acting as a finder or broker to the lender and as an arranger or financial consultant to the borrowing party.

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

During the year ended June 30, 1999, the Company made advances to related parties as notes receivable of $30,000 resulting in net cash flow used in investing activities of $30,000.

On January 15, 1999 the Company issued 100,000 shares of common stock for cash of $50,000 or $.50 per share resulting in net cash flows from financing activities of $50,000.

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

At June 30, 1999, the Company had working capital of $(89,794) consisting of $32,431 in current assets and $122,225 in liabilities. The Company has no long-term liabilities.

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

To date, the Company has not yet commenced operations or received any
revenues.   The Company had a net loss for the year ended June 30, 1999
of $76,192.   The Company had an increase of $25,637 in interest
receivable for the year ended June 39, 1999, an increase in accounts payable of $9,200 and an increase in interest payable of $5,000. As a result, the Company had net cash flows from operations of $(38,853) for the year ended June 30, 1999.

General and administrative expenses for the year ended June 30, 1999 were $48,054. These included accounting and legal expenses of $5,647, office expense of $507, professional fees of $3,000, rent of $3,600, salaries of $9,600, stock transfer fees of $404, telephone of $919 and travel of $24,377.

The Company had a net loss for the year ended June 30, 1998 of $63,602. The Company had an increase of $10,425 in interest receivable for the year ended June 39, 1998, an increase in accounts payable of $6,600 and an increase in interest payable of $1,425. As a result, the Company had net cash flows from operations of $(66,002) for the year ended June 30, 1998.

General and administrative expenses for the year ended June 30, 1998 were $72,602. These included accounting and legal expenses of $16,243, office expense of $21, professional fees of $38,400, rent of $3,600, salaries of $9,600, secretarial services of $3,650, and travel of $988.

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

ITEM  7.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

PINNACLE RESOURCES, INC.
Audited Financial Statements
For the Year Ended June 30, 1999 and 1998 and the Period January 6, 1995 (Inception) through June 30, 1999


Independent Auditors' Report

We have audited the accompanying balance sheet of Pinnacle Resources, Inc. (a Developmental Stage Company), as of June 30, 1999 and the related statements of income, shareholders' equity, and cash flows for the fiscal years ended June 30, 1999 and 1998 and period January 6, 1995 (Inception) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Resources, Inc. at June 30, 1999 and the results of its operations and its cash flows for the fiscal years ended June 30, 1999 and 1998 and the period January 6, 1995 (Inception) through June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage and has no operations as of June 30, 1999. The deficiency in working capital as of June 30, 1999 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in
Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
September 20, 1999

                   Pinnacle Resources, Inc.
                (A Development Stage Company)
                        Balance Sheet
                        June 30, 1999

                            ASSETS

Current Assets:

Cash                                                        $145
Note Receivable and Accrued Interest                     $32,286
Related Party Notes Receivable and Related Interest
 ($ 48,776  less Allowance for Uncollectible Amounts
  of$48,776)                                                 $ 0
                                                         --------
Total Current Assets                                       32,431

Long-term Portion Related Party Note Receivable
and Accrued Interest                                    100,000
                                                        --------
Total Assets                                            $132,431
                                                        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

Current Portion Of Notes Payable                        $100,000
Accounts Payable                                          15,800
Accrued Interest Payable                                   6,425
                                                       ---------
Total Current Liabilities                                122,225

Long-term Liabilities                                          0
                                                        --------
Total Liabilities                                        122,225

SHAREHOLDERS' EQUITY

Preferred Stock, $.01 Par Value
Authorized 2,000,000 Shares; Issued
And Outstanding -0- Shares                                     0
Common Stock, $.00001 Par Value
Authorized 500,000,000Shares; Issued
And Outstanding 4,250,000 Shares                              43
Additional Paid In Capital On Common Stock               151,457

Deficit Accumulated During The Development Stage        (141,294)
                                                        --------
TOTAL SHAREHOLDERS' EQUITY                                10,206
                                                        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $132,431
                                                        ========

                The Accompanying Notes Are
         An Integral Part Of These Financial Statements.

                        Pinnacle Resources, Inc.
                     (A Development Stage Company)
                        Statement Of Operations

                                                                January 6,
                                                                   1995
                               Fiscal Year       Fiscal Year    (Inception)
                                  Ended              Ended        Through
                                  June               June          June
                                30, 1999           30, 1998      30, 1999
                               ---------        -----------   -----------

Revenue                            $0                 $0            $0
                                   --                 --            --
Expenses:

Accounting and Legal            5,647             16,243         21,890
Office                            507                 21          2,028
Professional Fees               3,000             38,400         41,400
Rent                            3,600              3,600          7,200
Salaries                        9,600              9,600         19,200
Secretarial Services                0              3,750          3,750
Stock Transfer Fees               404                  0            404
Telephone                         919                  0            919
Travel                         24,377                988         25,365
                               ------              -----         ------

Total                          48,054             72,602        122,156
                               ------             ------        -------
Net (Loss) Before Other
     Income (Expense)         (48,054)           (72,602)      (122,156)
                               ------             -------       -------
Other Income (Expense)

   Write Down of Notes and
   Related Accrued Interest   (48,776)                 0        (48,776)
Interest Income                25,638             10,425         36,063
Interest Expense               (5,000)            (1,425)        (6,425)
                              -------             ------        -------
Total Other Income (Expense)  (28,138)             9,000        (19,138)
                              -------            -------        -------
Net (Loss)                   ($76,192)          ($63,602)
                              =======            =======         ======

Basic (Loss) Per Common Share  ($0.01)            ($0.02)
                               ======             ======
Weighted Average Common
Shares Outstanding          4,250,000           4,150,000
                            =========           =========

                  The Accompanying Notes Are
          An Integral Part Of These Financial Statement

                     Pinnacle Resources, Inc.
                  (A Development Stage Company)
                      Statement Of Cash Flows

                                                                    January 6,
                                                                       1995
                                     Fiscal Year     Fiscal Year   (Inception)
                                        Ended           Ended        Through
                                        June            June            June
                                      30, 1999         30, 1998       30, 1999
Net (Loss) Accumulated
  During The Development Stage        ($76,192)       ($63,602)      ($141,294)
Issuance Of Common Stock For
  Services                                   0               0           1,500
                                        ------         -------         -------
(Increase)in Interest Receivable       (25,637)        (10,425)        (36,062)
Increase in Note Receivable Allowance   48,776               0          48,776
Increase in Accounts Payable             9,200           6,600          15,800
Increase in Interest Payable             5,000           1,425           6,425

Cash Flows from Operations             (38,853)        (66,002)       (104,855)
                                       -------         -------         -------
Cash Flows From Investing
   Activities:

Advances Made to Related Parties
  as Notes Receivable                  (30,000)       (115,000)       (145,000)
                                      --------        --------        --------
Net Cash Flows From Investing
   Activities                          (30,000)       (115,000)       (145,000)
                                      --------        --------        --------
Cash Flows From Financing
   Activities:

Cash Received from Loans                     0         100,000          100,000
Issuance of Common Stock                50,000               0          150,000
                                       -------        --------         --------
Cash Flows from Financing               50,000         100,000          250,000
                                       -------        --------         --------
Net Increase In Cash                   (18,853)        (81,002)             145
Cash At Beginning Of Period             18,998         100,000                0
                                       -------        --------          -------
Cash At End Of Period                     $145         $18,998             $145
                                       =======        ========          =======
Non - Cash Activities:

Stock Issued For Cash
   Advances & Services                      $0              $0          $1,500
                                       =======        ========          ======

               The Accompanying Notes Are
         An Integral Part Of These Financial Statemen

Pinnacle Resources, Inc.
(A Development Stage Company)
Statement Of Shareholders' Equity

                                                                                    Deficit
                                                                  Capital Paid    Accumulated
                                             Number Of             In Excess       During The
                                              Common      Common       Of         Development
                                               Shares      Stock   Par Value         Stage          Total
                                              --------   --------  ---------         -----         -------
Balance At January 6, 1995                       0           $0        $0            $0              $0

Issuance Of Common Stock:
January 1995 for Cash Advances Made
on Behalf of the Company & Services
at $.01 Per Share                             150,000          2                    1,498          1,500

Net (Loss)                                                                        (1,500)         (1,500)
                                           ----------       ----     ------      -------           -----
Balance At June 30,1995, 1996                 150,000         $2     $1,498      ($1,500)             $0

Issuance Of Common Stock:
June 26, 1997 for Cash At $.025
Per Share                                   4,000,000         40     99,960            0         100,000

Net (Loss)                                                                             0               0
                                            ---------        ---    -------       ------         -------
Balance At June 30, 1997                    4,150,000         42    101,458       (1,500)        100,000

Net (Loss)                                                                       (63,602)        (63,602)
                                            ---------        ---    ------       -------         -------
Balance At June 30, 1998                    4,150,000         42    101,458      (65,102)         36,398

Issuance Of Common Stock:
January 15, 1999 for Cash At $ .50
Per Share                                     100,000          1     49,999            0          50,000

Net (Loss)                                                                       (76,192)        (76,192)
                                            ---------        ---   --------    ---------          ------
Balance At                                  4,250,000        $43   $151,457    ($141,294)        $10,206
                                            =========        ===    =======    =========         =======

     The Accompanying Notes Are An Integral Part Of These Financials

Pinnacle Resources, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended June 30, 1999 and 1998

Note 1 - Organization and Summary of Significant Accounting Policies

Organization:

On January 6,1995 Pinnacle Resources, Inc. (fka Claremont House,
Corp.), (the Company) was incorporated under the laws of Wyoming to engage in all aspects of the financial services industry or any other lawful business.

Development Stage:

The company entered the Development stage in accordance with SFAS No. 7 on January 6, 1995. Its purpose is to evaluate, structure and complete a merger with, or acquisition of a privately owned corporation.
Currently it is concentrating in the mining of metals in South Africa.

Statement of Cash Flows:

For the purpose of the statement of cash flows, the company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest in fiscal year ended June 30, 1999 and 1998 was $-0-. Cash paid for income taxes in fiscal year ended June 30, 1999 and 1998 was $-0-.

Basic (Loss) per Common Share:

Basic (Loss) per common share is computed by dividing the net loss for the period by the number of shares outstanding at June 30, 1999 and June 30, 1998.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Note 2 - Capital Stock and Capital in Excess of Par Value

The Company initially authorized 500,000,000 shares of $.00001 par value common stock. In January 1995, the company issued 500,000 shares of common stock for services and cash advances paid on behalf of the Company valued at $1,500 or $.03 per share. On June 26, 1997, the Board of Directors authorized a 1 for 3.33 reverse split. On June 26, 1997, the Company amended its Articles of Incorporation and authorized 2,000,000 of $.01 par value preferred stock.

On June 26, 1997 the Company issued 4,000,000 after split shares of common stock for cash of $100,000 or $.025 per share.

On January 15, 1999 the Company issued 100,000 shares of common stock for cash of $50,000 or $.50 per share.

Note 3 - Notes Receivable - Related Parties

Due to the history of the Notes Receivable from Asset Partners LLC, the Company's management felt that there was some doubt to the collectability of the principle and related accrued interest.

Notes Receivable consisted of the following:
                                               Note       Accrued
                                              Amount      Interest
                                              ------      --------
Asset Partners LLC
Dated: October 22, 1997
Interest at 13%,
Collateralized by 15,000 shares of US
Assurance Group, Inc. Common stock,
Originally due October 22, 1998,
   renewed through November 22, 1999         $ 40,000      $ 8,776
Less Allowance for Uncollectible Amount       (40,000)      (8,776)

Pinnacle Resources, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended June 30, 1999 and 1998

Note 3 - Notes Receivable - Related Parties (Continued)

Plateau Resources International LTD
Dated: March 22, 1998
Interest at 33.34%
Collateralized by Drilling Application
Deposit on file with the Mineral Energy
Department, Environmental Division,
Pretoris, R.S.A., cash proceeds from funding
as provided by the All Africa Platinum (Pty) Ltd
agreement, and a 2 r% interest in the DWD project,
Originally due March 22, 1999,
   renewed through September 22, 1999        75,000       25,000
                                             ------       ------
Total Notes Receivable From
   Related Parties                         $135,000      $27,286
Less: Current Portion                       (30,000)      (2,286)
                                            -------       ------
Long-term Portion of Notes
    Receivable Related Parties             $100,000      $25,000
                                           ========      =======
Note 4 - Notes Receivable

Frog Hair L.P.
Dated: January 21, 1999
Interest at 17.49%,
Collateralized by 5,000 shares of US
Assurance Group, Inc. common stock,
Due January 21, 2000                         30,000        2,286
                                            -------       ------
Total                                       $30,000       $2,286
                                            =======       ======
Note 5 - Note Payable

Current Portion Note Payable consisted of the following:
                                              Note         Accrued
                                             Amount       Interest
Mel Keller
Dated: March 18, 1998
Interest at 5%,
Collateralized by an undivided interest in
the Drenthe, Wirivier, Dortsland platinum
concession as arranged by the Company on
of the lender.
Due March 18, 1999                          $100,000      $ 6,425
                                            ========      =======
Note 6 - Related Party Events

The Company maintains a mailing address at an officer's place of business. This address is located at 7345 East Peakview, Greenwood Village, CO 80111. Commencing July 1, 1997 the Company will pay certain officers $300 per month for facility rental and $800 per month for services.

The president of the Company is also an officer and director of a major shareholder of the Company's common stock.

The Company has made loans to entity's related to the Company's shareholders.

Note 7 - Income Taxes

The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. As of June 30, 1999, the Company has a deferred tax asset of $28,259 primarily from its net operating loss which has been fully reserved through a valuation allowance.

The net change in the valuation allowance for the year ended June 30, 1999 is $5,483.

The net change in the valuation allowance for the year ended June 30, 1999 is $15,238.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                           Temporary          Tax
                                           Difference        Effect
                                           -----------       -------

Net operating loss carry forward           $ 141,294         $28,259
                                           =========         =======

The Company's NOL carryforward of approximately $141,294 at June 30, 1999, which management expects will be fully utilized, will expire in various amounts between 2017 and 2019.

Note 8 - Basis of Presentation

In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of a merger candidate, if found. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations through a merger candidate.

Note 9 - Subsequent Event / Acquisition

On August 30, 1999 the Company entered into an agreement with Plateau Resources, Ltd, a South African corporation to acquire all of the outstanding shares of Plateau Resources, International, Ltd., a Cayman Island, BWI corporation in exchange for 1,500,000 shares of the Company's common stock.

Plateau Resources, Ltd. owes the Company $75,000 plus interest of $25,000 or a total of $100,000 which is currently in default. This amount is to be paid before closing or 500,000 shares less of the Company's common stock will be issued. The receivable has been written down to $0.


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

In mid-1979, Mr. Gamble effected a sale and financing package on a ranch in Russell, Kansas on which were several producing oil and gas
wells.   This opportunity led to the creation of a new entity, Petro-
Package Brokerage Co., which Mr. Gamble owns.   For the next few years
Mr. Gamble specialized in packaging, financing and selling producing oil and gas properties. Additionally, he managed several oil properties for investors and drilled over 20 wells in Central Kansas. He moved the Petro-Package operation to Denver in 1985 and created a new Wyoming company called Victory Minerals Corp. which is the flagship company for Mr. Gamble's mineral interest both in the United States and in Africa.

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

Non-Qualified and Incentive Stock Option Plans.   The Corporation does
not currently have any stock option plans, however, the Corporation does intend to pursue the adoption of a non-qualified stock option plan in the fourth quarter of 1999.

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

The following financial statements and schedules are filed as part of thisreport:

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

Date:    October 12, 1999        Pinnacle Resources, Inc.

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

/s/ Glen R. Gamble                                  10/12/99
------------------------------
Glen R. Gamble
President  and  Director
(chief executive officer)



/s/ Robert A. Hildebrand                             10/12/99
------------------------------
Date:
Robert A. Hildebrand
Secretary/Treasurer  and  Director
(Chief Financial Officer)



/s/ Terry F. Jensen                                  10/12/99
------------------------------
Terry F. Jensen
Director