Form 10QSB
period 1999-09-30
PINNACLE RESOURCES INC
filed 2000-01-03
CIK 1043825

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              September 30, 1999

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

Pinnacle Resources, Inc.

Index


PART I   FINANCIAL INFORMATION

Unaudited Consolidated Balance Sheet
 September 30, 1999                               4

Unaudited Consolidated Statements of Operations
Three Months
Ended September 30, 1999 and 1998                 5


Unaudited Consolidated Statements of Cash Flows
Three Months Ended September 30, 1999            6


Notes to Financial Statements                    7

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                       8-10

PART II
Other Information                               11

Signatures                                      12

Financial Data Schedule                         13

               Pinnacle Resources, Inc.

            (A Development Stage Company)

             Consolidated Balance Sheet

                                                     Unaudited    Audited

                                                      September    June

                                                      30, 1999   30, 1999

                                                     ----------  ---------
                      ASSETS



Current Assets:

Cash                                                    $27,552       $145
Accounts Receivable - Other                              40,516         $0
Note Receivable and Related Accrued Interest             33,601     32,286
 (Less Allowance for Uncollectible Amounts of $48,776)
                                                              0          0

Total Current Assets                                    101,669     32,431
                                                       --------    -------
Equipment                                                   954          0
                                                       --------    -------
Other Assets:

Goodwill                                                518,514          0
Accumulated Amortization                                 (8,642)         0
                                                       --------   --------
Total Other Assets                                      509,872          0
                                                       --------   --------
Long-term Portion of Note Receivable
 and Related Accrued Interest                           100,000    100,000
                                                       --------   --------
TOTAL ASSETS                                           $712,495   $132,431
                                                       ========   ========

            LIABILITIES AND SHAREHOLDERS' EQUITY



LIABILITIES



Current Liabilities



Current Portion Of Note Payable                        $100,000   $100,000
Accounts Payable                                         15,584     15,800
Accrued Interest                                          7,675      6,425
                                                       --------   --------
Total Current Liabilities                               123,259    122,225

Long-Term Portion Of Note Payable                       185,902          0
                                                       --------   --------
TOTAL LIABILITIES                                       309,161    122,225
                                                       --------  - -------
SHAREHOLDERS' EQUITY

Preferred Stock , $.01 Par Value
 Authorized 2,000,000 Shares; Issued
 And Outstanding -0- Shares                                   0          0

Common Stock, $.00001 Par Value
 Authorized 500,000,000 Shares;
 Issued and Outstanding 5,835,000 Sares Unaudited,
 Issued and Outstanding 4,250,000 Shares Audited             58         43

Capital Paid In Excess Of
 Par Value Of Common Stock                              568,942    151,457

Retained Earnings (Deficit) Accumulated During The
 Development Stage                                     (165,666)  (141,294)
                                                      ---------   --------
TOTAL SHAREHOLDERS' EQUITY                              403,334     10,206
                                                      ---------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $712,495   $132,431
                                                      =========   ========

The Accompanying Notes Are An Integral Part Of These
      Unaudited Financial Statements.

Pinnacle Resources, Inc.

(A Development Stage Company)

Unaudited Consolidated Statement Of Operations


                                                                 Inception

                                         Unaudited    Unaudited   January 6,
                                          3 Month      3 Month       1995
                                        Period Ended Period Ended    Through
                                         September    September    September
                                         30, 1999     30, 1998     30, 1999
                                        -----------  -----------  -------------
Revenue                                           $0         $0         $0
Expenses:

Amortization                                   8,642          0      8,642
General & Administrative                       5,536        900     19,837
Legal & Accounting                             3,622      2,205     25,512
Professional Fees                                  0          0     41,400
Salaries                                       2,400      2,400     21,600
Travel                                         2,748          0     28,113
                                             -------     ------   --------
Total                                         22,948      5,505    145,104
                                             -------     ------   --------
(Loss) Before Other Income                   (22,948)    (5,505)  (145,104)
                                             -------     ------   --------
Other Income (Expense)

Write Down of Notes Receivable and
 Related Accrued Interest                          0          0    (48,776)
Loss on Foreign Currency Translation          (1,489)         0     (1,489)
Interest Income                                1,315      7,549     37,378
Interest (Expense)                            (1,250)    (1,250)    (7,675)
                                            --------    -------   --------
Total                                         (1,424)     6,299    (20,562)
                                            --------    -------   --------
Net (Loss)                                  ($24,372)      $794  ($165,666)
                                            ========    =======   ========
Basic (Loss) Per Common Share                 ($0.00)     $0.00
                                              ======      =====
Weighted Average Common Shares
 Outstanding                               5,278,333  4,150,000
                                           =========  =========











         The Accompanying Notes Are An Integral Part Of
           These Unaudited Financial Statements.

Pinnacle Resources, Inc.

(A Development Stage Company)

Unaudited Consolidated Statement Of Cash Flows


                                                                   Inception
                                           Unaudited    Unaudited   January 6,
                                            3 Month      3 Month       1995
                                         Period Ended  Period Ended   Through
                                           September    September    September
                                           30, 1999     31, 1998     30, 1999
                                          ----------   ----------   -----------
Net (Loss)                                  ($24,372)      $794      ($165,666)
Adjustments To Reconcile Net Loss To Net Cash
 Used In Operating Activities:

Amortization & Depreciation                    8,663          0          8,663
Stock Issued For Services                          0          0          1,500

Changes In Operating Assets And Liabilities:
(Increase) in Accounts Receivable               (425)         0           (425)
 (Net of Acquisition Amount)
(Increase) Note and  Interest Receivable      (1,315)    (7,549)       (37,377)
Increase In Note Receivable Allowance              0          0         48,776
Increase (Decrease) In Accounts Payable       (1,760)     5,505         14,040
 (Net of Acquisition Amount)
Increase In Accrued Interest Payable           2,965      1,250          9,390
                                             -------     ------       --------
 Net Flows From Operations                   (16,244)         0       (121,099)
                                             -------     ------       --------
Cash Flows From Investing Activities:

Cash Received in Acquisition                   1,151          0          1,151
Advances Made To Related Entity                    0          0       (145,000)
                                             -------     ------      ---------
Net Cash Flows From Investing                  1,151          0       (143,849)
                                             -------     ------      ---------
Cash Flows From Financing  Activities:

Stock Issued For Cash                         42,500          0        192,500
Monies Received From Loans                         0          0        100,000

Cash Flows From Financing                     42,500          0        292,500
                                             -------    -------       --------
Net (Decrease) In Cash                        27,407          0         27,552
Cash At Beginning Of Period                      145     18,998              0
                                             -------    -------       --------
Cash At End Of Period                        $27,552    $18,998        $27,552
                                             =======    =======       ========

Summary Of Non-Cash Investing And Financing Activities:

Stock Issued For Services                         $0         $0         $1,500
                                             =======    =======       ========
Stock Issued for Acquisition of Subsidiary   $375,000         $0      $375,000
                                             ========    =======      ========









          The Accompanying Notes Are An Integral Part Of
              These Unaudited Financial Statements.

Pinnacle Resources, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month Period Ended September 30, 1999


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended September 30, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the results expected for the fiscal year ended June 30, 2000.

Note 2 - Financial Statements

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 3 - Acquisition

Plateau Resources Ltd.

All currency is stated on US Dollars.

On August 30, 1999 the Company purchased all of the outstanding common stock of Plateau Resources Ltd.(a South African Corporation) (Plateau) in exchange for 1,500,000 shares of the Company's common stock valued at $375,000. The common stock was valued at the bid on the day of the closing. Plateau was acquired from an independent and unafilliated third party. Net assets of Plateau as of the date of acquisition was a negative $143,514. The excess of the purchase price over the fair value of the assets, in the amount of $518,514 has been allocated to Goodwill and is being amortized over a 60 month period. Amortization expense of $8,642 has been recorded in the accompanying consolidated financial statements for the three month interim period ended September 30, 1999.

The Company has recorded the transaction as a purchase in accordance with Accounting Principles Board Opinion No. 16. The accompanying consolidated financial statements include the results of operations of Plateau from the date of acquisition, August 30, 1999 through September 30, 1999.

Pinnacle Resources, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month Period Ended September 30, 1999

Note 3 - Acquisition (Continued)

The following pro forma condensed consolidated statement of operations gives effect to the acquisition of Plateau as if it occurred at the beginning of the period presented. The pro forma financial information should be read in conjunction with the separate audited financial statements and notes thereto of each of the companies included in the pro forma.

The pro forma condensed consolidated statement of operations are not necessarily indicative of results of operations had the acquisition occurred at the beginning of the periods presented nor the results to be expected in the future.

Pro forma Adjustments

Pro Forma  Condensed Consolidated Statement of Operations
For the three month interim period ended September 30, 1999

                                                                    Pro Forma
                        Pinnacle     Plateau      Adjustments       Consolidated
                       ---------     -------      -----------       -------------
Revenues               $      0      $    0         $       0         $        0
Operating Expenses       12,200       8,231            25,926            (46,357)
(Loss) From Operations  (12,200)     (8,231)          (25,926)           (46,357)
Interest Expense       (  1,250)          0                 0             (1,250)
Interest Income           1,315           0                 0              1,315
(Loss) on Foreign
    Currency                  0      (  363)                0             (  363)
Net (Loss)             $(12,135)   $ (8,593)          (25,926)         $ (46,654)
Net (Loss) per share-
 Basic & diluted     $ ( Nil    )  $   (.47)                            $   (.01)
Basic & Diluted
   Shares O/S         5,278,333       4,000                            5,278,333

Pinnacle Resources, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month Period Ended September 30, 1999

Note 3 - Acquisition (Continued)

Pro Forma  Condensed Consolidated Statement of Operations
For the three month interim period ended September 30, 1998

                                                                             Pro Forma
                             Pinnacle     Plateau      Adjustments         Consolidated
                             --------     -------      -----------         ------------
Revenues                       $    0       $     0       $    0             $      0
Operating Expenses              5,505        15,815       25,926              (47,246)
(Loss) From Operations         (5,505)      (15,815)     (25,926)             (47,246)
Interest Expense               (1,250)            0            0               (1,250)
Interest Income                 7,549             0            0                7,549
(Loss) on Foreign Currency          0           498            0                  498
Net (Loss)                     $  794     $ (15,317)     (25,926)           $ (40,449)
Net (Loss) per share-
 Basic & diluted               $ (Nil)    $    (.47)                           $ (.01)
Basic & Diluted Shares O/S  5,650,000         4,000                         5,650,000

Three month interim period ended September 30, 1999:

The consolidated financial statements of Pinnacle Resources, Inc. Include the results of operations for Plateau for the period August 30, 1999 through September 30, 1999. The financial statements of Plateau presented in the pro forma statement are the results of operations of Plateau for the three month interim period ended September 30, 1999. Therefore the adjustments reduce the pro forma consolidated information for the duplication of the period August 30, 1999 through

September 30, 1999 by the following:
Operating expenses: $23,409, Loss from operations and net loss $22,282
 . The adjustments include the increased amortization expense resulting from the Goodwill as if it was amortized for a full three month period.

Three month interim period ended September 30, 1998:

The adjustments include the amortization expense resulting from Goodwill as if the Goodwill was amortized for the three month interim period of $25,926 and the 1,500,000 shares increased to weighted average shares outstanding to give effect of the shares issued in the acquisition.

The pro forma condensed consolidated financial information do not show any adjustments for a change in income tax benefit as the total pro forma consolidated benefit for income taxes would be offset by any valuation allowance due to any deferred tax asset derived from net operating losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

Note 4 - Principles of Consolidation

The consolidated financial statements include all significant subsidiaries. On August 30, 1999 the Company entered into a business combination with Plateau Resources, Ltd. The combined Company accounts owned 100% by the Company accounts for its investment in Plateau under the equity method.. The business combination impacts the Company's September 30, 1999 results to other periods because Plateau included in the Company's results of operations for only 31 days in this interim period.

Note 5 - Foreign Currency Translation

The financial statements of the Company's subsidiary is translated into United States dollars using current rates of exchange, with gains and losses included in the cumulative translation adjustment account in the shareholders equity statement of the consolidated balance sheets. These adjustments, along with gains and losses on currency transactions are reflected in the consolidated statement of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.   The financial statements have been prepared
assuming that the Company will continue as a going concern.   The
Company is in the development stage and had no operations as of its
latest fiscal year end June 30, 1999.   The deficiency in working
capital as of September 30, 1999 raises substantial doubt about its ability to continue as a going concern. In the course of its development activities the Company has sustained continuing losses and
expects such losses to continue for the foreseeable future.   The
Company's management plans on advancing funds on an as needed basis and in the longer term to revenues from the operations of which there is no assurance. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

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

For the three months ended September 30, 1999, the Company had cash received in its recent acquisition of $1,151 resulting in net cash from investing activities of $1,151 for the three months ended September 30, 1999.

For the three months ended September 30, 1998, the Company had no investing activities.

For the three months ended September 30, 1999, the Company issued stock for cash of $42,500 resulting in cash flows from financing activities of $42,500.

For the three months ended September 30, 1998, the Company had no financing activities.

Results of Operations.   The Company expects to earn consulting fees,
commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source. To date, the Company has not yet commenced operations or received any revenues.

The Company had a net loss for the three months ended September 30,
1999 of $(24,372).   The Company had an increase of $1,315 in note and
interest receivable for the three months ended September 30, 1999, a decrease in accounts payable of $1,760 and an increase in accrued
interest payable of $2,965.   For the three months ended September 30,
1999, the Company had an increase in accounts receivable of $425.   As
a result, the Company had net cash flows from operations of $(16,244) for the three months ended September 30, 1999.

The Company incurred legal and accounting costs of $3,622, general and administrative costs of $5,536, amortization of $8,642, salaries of $2,400 and travel of $2,748 for the three months ended September 30, 1999.

The Company incurred legal and accounting costs of $2,205, salaries of $2,400, general and administrative costs of $900 for the three months ended September 30, 1999

Plan of Operation.    The Company is not delinquent on any of its
obligations even though the Company has not yet begun to generate revenue. The Company will identify and subsequently qualify
prospective clients.   Current operations require minimal cash
infusions.   The Company may borrow funds or obtain equity financing
from affiliated persons or entities to continue operations, if
necessary.   The Company intends to market its services utilizing cash
made available from the recent private sale of its Common Shares.   The
Company is of the opinion that revenues from its services along with proceeds of the private sale of its securities will be sufficient to pay its expenses until receipt of revenues at a level to sustain operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Not applicable.

    (b) Form 8-K dated August 30, 1999 was filed for under Item 2, Acquisition or Disposition of Assets

On August 30, 1999, the Registrant acquired all of the issued and outstanding shares of Plateau Resources (Pty) Ltd, a South African corporation in exchange for 1,500,000 Common Shares of the Registrant. Plateau Resources (Pty) Ltd. is in the business of exploring and developing a platinum/palladium ore body on a 19,000 acre prospect on which it has obtain prospecting rights from the South African government. The issuance of the 1,500,000 Common Shares of the Registrant represents 26% of its issued and outstanding Common Shares but did not represent a change in control of the Registrant.

Financial Statements were not required to be filed

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Pinnacle Resources, Inc.
                (Registrant)

Dated:    December 22, 1999



By:  /s/ Glen R. Gamble
     ----------------------------
      Glen R. Gamble, President