Form 10QSB
period 1999-12-31
PINNACLE RESOURCES INC
filed 2000-02-09
CIK 1043825

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              December 31, 1999

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

Pinnacle Resources, Inc.

Index


PART I   FINANCIAL INFORMATION

Balance Sheet
December 31 1999                        4

Statements of Operations
Six Months
Ended December 31, 1999 and 1998        5

Statements of Cash Flows
Six Months Ended
December 31, 1999                       6

Unaudited Consolidated Statement
  of Comprehensive Loss                 7

Notes to Unaudited Consolidated
   Financial Statements                 8

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                              11

PART II
Other Information                       14

Signatures                              15

Financial Data Schedule                 16

Pinnacle Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheet

                                                      Unaudited   Audited
                                                      December     June
                                                      31, 1999   30, 1999
ASSETS

Current Assets:

Cash                                                    $55,842       $145
Accounts Receivable - Other                               1,258         $0
Note Receivable and Related Accrued Interest             34,916     32,286
 (Less Allownacxe for Uncollectible Amounts of $48,776)
                                                              0          0

Total Current Assets                                     92,016     32,431
                                                       --------    -------
Equipment                                                 2,383          0
                                                       --------    -------
Other Assets:

Goodwill                                                518,514          0
Accumulated Amortization                                (34,568)         0
                                                       --------    -------
Total Other Assets                                      483,946          0
                                                       --------    -------
Long-term Portion of Note Receivable
 and Related Accrued Interest                                 0    100,000
                                                       --------   --------
TOTAL ASSETS                                           $578,345   $132,431
                                                       ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities

Current Portion Of Note Payable                        $100,000   $100,000
Accounts Payable                                          4,410     15,800
Accrued Interest                                          8,925      6,425
                                                      ---------    -------
Total Current Liabilities                               113,335    122,225

Long-Term Portion Of Note Payable                       183,153          0
                                                      ---------    -------
TOTAL LIABILITIES                                       296,488    122,225
                                                      ---------    -------
SHAREHOLDERS' EQUITY

Preferred Stock , $.01 Par Value
 Authorized 2,000,000 Shares; Issued
 And Outstanding -0- Shares                                   0          0

Common Stock, $.00001 Par Value
 Authorized 500,000,000 Shares;
 Issued and Outstanding 5,835,000 Shares Unaudited,
 Issued and Outstanding 4,250,000 Shares Audited             58         43

Capital Paid In Excess Of
 Par Value Of Common Stock                              573,942    151,457

Currency Transalation (Loss)                               (563)


Retained Earnings (Deficit) Accumulated During The
 Development Stage                                     (291,580)  (141,294)
                                                      ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                              281,857     10,206
                                                      ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $578,345   $132,431
                                                      =========  =========

    The Accompanying Notes Are An Integral Part Of
           These Unaudited Financial Statements.


Pinnacle Resources, Inc.
(A Development Stage Company)
Unaudited Consolidated Statement Of Operations

                                                                      Inception
                                           Unaudited     Unaudited     January 6,
                                            6 Month       6 Month        1995
                                          Period Ended    Period Ended  Through
                                            December       December     December
                                           31, 1999        31, 1998     31, 1999

Revenue                                           $0         $0         $0

Expenses:

Amortization                                  34,568          0     34,568
General & Administrative                      77,549      2,175     91,850
Legal & Accounting                            20,753      4,972     42,643
Professional Fees                                  0          0     41,400
Salaries                                       4,800      4,800     24,000
Travel                                        11,584      2,449     36,949
                                            --------    -------   --------
Total                                        149,254     14,396    271,410
                                            --------    -------   --------
(Loss) Before Other Income                  (149,254)   (14,396)  (271,410)
                                            --------    -------   --------
Other Income (Expense)

Write Down of Notes Receivable and
 Related Accrued Interest                          0          0    (48,776)
Loss on Foreign Currency Translation          (1,489)         0     (1,489)
Interest Income                                2,957     15,098     39,020
Interest (Expense)                            (2,500)    (2,500)    (8,925)
                                            --------    -------   --------
Total                                         (1,032)    12,598    (20,170)
                                            --------    -------   --------
Net (Loss)                                 ($150,286)   ($1,798) ($291,580)
                                            ========    =======   ========
Basic (Loss) Per Common Share                 ($0.03)    ($0.00)
                                               =====      =====
Weighted Average Common Shares
 Outstanding                               5,561,667  4,150,000
                                           =========  =========










          The Accompanying Notes Are An Integral Part Of
                These Unaudited Financial Statements.

Pinnacle Resources, Inc.
(A Development Stage Company)
Unaudited Consolidated Statement Of Cash Flows

                                                                     Inception
                                          Unaudited     Unaudited   January 6,
                                           6 Month       6 Month       1995
                                         Period Ended  Period Ended  Through
                                          December      December      December
                                          31, 1999      31, 1998      31, 1999
Net (Loss)                                 ($150,286)   ($1,798)   ($291,580)

Adjustments To Reconcile Net Loss To Net Cash
 Used In Operating Activities:

Amortization & Depreciation                   34,620          0     34,620
Stock Issued For Services                          0          0      1,500

Changes In Operating Assets And Liabilities:
(Increase) in Accounts Receivable             39,258          0     39,258
 (Net of Acquisition Amount)
(Increase) Note and  Interest Receivable      (2,630)   (15,097)   (38,692)
Increase In Note Receivable Allowance              0          0     48,776
Increase (Decrease) In Accounts Payable      (13,150)     7,275      2,866
 (Net of Acquisition Amount)
Increase In Accrued Interest Payable             672      2,500      6,881

 Net Flows From Operations                   (91,516)    (7,120)  (196,371)
                                           ---------   --------  ---------
Cash Flows From Investing Activities:

Cash Received in Acquisition                   1,151          0      1,151
Payments from Related Entity                 100,000          0    100,000
Purchase of Equipment                         (1,438)         0     (1,438)
Advances Made To Related Entity                    0          0   (145,000)

Net Cash Flows From Investing                 99,713          0    (45,287)
                                           ---------     ------  ---------
Cash Flows From Financing  Activities:

Stock Issued For Cash                         47,500          0    197,500
Monies Received From Loans                         0          0    100,000
                                           ---------     ------   --------
Cash Flows From Financing                     47,500          0    297,500
                                           ---------     ------   --------
Net (Decrease) In Cash                        55,697     (7,120)    55,842
Cash At Beginning Of Period                      145     18,998          0
                                           ---------     ------   --------
Cash At End Of Period                        $55,842    $11,878    $55,842
                                           =========    =======   ========

Summary Of Non-Cash Investing And Financing Activities:

Stock Issued For Services                         $0         $0     $1,500
                                            ========       ====   ========
Stock Issued for Acquisition of Subsidiary  $375,000         $0   $375,000
                                            ========       ====   ========




          The Accompanying Notes Are An Integral
      Part Of These Unaudited Financial Statements.

Pinnacle Resources, Inc.
(A Development Stage Company)
Unaudited Consolidated Statement Of Comprehensive Loss

                                                     Unaudited     Unaudited
                                                       6 Month      6 Month
                                                    Period Ended   Period Ended
                                                      December      December
                                                      31, 1999      31, 1998
Net (Loss)                                            ($150,286)   ($1,798)

Other comprehensive income net of income tax:

Foreign Currency Translation                               (563)         0
                                                       --------    -------
Comprehensive (Loss)                                  ($150,849)   ($1,798)
                                                       ========    =======


































          The Accompanying Notes Are An Integral Part Of
              These Unaudited Financial Statements.

Pinnacle Resources, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Six Month Period Ended December 31, 1999


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended December 31, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended December 31, 1999 are not necessarily indicative of the results expected for the fiscal year ended June 30, 2000.

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

Note 3 - Acquisition

Plateau Resources Ltd.

All currency is stated on US Dollars.

On August 30, 1999 the Company purchased all of the outstanding common stock of Plateau Resources Ltd.(a South African Corporation) (Plateau) in exchange for 1,500,000 shares of the Company's common stock valued at $375,000. The common stock was valued at the bid on the day of the closing. Plateau was acquired from an independent and unafilliated third party. Net assets of Plateau as of the date of acquisition was a negative $143,514. The excess of the purchase price over the fair value of the assets, in the amount of $518,514 has been allocated to Goodwill and is being amortized over a 60 month period. Amortization expense of $34,568 has been recorded in the accompanying consolidated financial statements for the six month interim period ended December 31, 1999.

The Company has recorded the transaction as a purchase in accordance with Accounting Principles Board Opinion No. 16. The accompanying consolidated financial statements include the results of operations of Plateau from the date of acquisition, August 30, 1999 through December 31, 1999.

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

Pro forma Adjustments

Pro Forma  Condensed Consolidated Statement of Operations
For the six month interim period ended December 31, 1999

                                                                      Pro Forma
                            Pinnacle     Plateau     Adjustments     Consolidated
Revenues                    $     0     $      0       $     0       $        0
Operating Expenses           93,296       29,621        51,852          174,769
(Loss) From Operations     ( 93,296      (29,621)      (51,852)        (174,769)
Interest Expense            ( 2,500)           0             0           (2,500)
Interest Income               2,957            0             0            2,967
Net (Loss)                $ (92,839)    $(29,621)      (51,852)      $ (174,302)



Pinnacle Resources, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Six Month Period Ended December 31 , 1999


Net (Loss) per share
 Basic & diluted            $ ( .02)    $  (7.41)                        $ (.03)
Basic & Diluted
  Shares O/S              5,561,667        4,000                      5,561,667

Pro Forma  Condensed Consolidated Statement of Operations
For the three month interim period ended September 30, 1998

                                                                                Pro Forma
                           Pinnacle          Plateau         Adjustments       Consolidated
Revenues                   $      0        $      0          $      0             $      0
Operating Expenses           14,396          28,875            51,852               95,123
(Loss) From Operations     ( 14,396)        (28,875)          (51,852)             (95,123)
Interest Expense          (   2,500)              0                 0               (2,500)
Interest Income              15,098              71                 0               15,169
Net (Loss)                $ ( 1,798)       $(28,804)          (51,852)           $ (82,454)
Net (Loss) per share
 Basic & diluted            $ ( Nil )      $  (7.20)                             $    (.01)
Basic & Diluted
   Shares O/S             5,561,667           4,000                              5,561,667

Six month interim period ended December 31, 1999:

The consolidated financial statements of Pinnacle Resources, Inc. Include the results of operations for Plateau for the period August 30, 1999 through December 31, 1999. The financial statements of Plateau presented in the pro forma statement are the results of operations of Plateau for the six month interim period ended December 31, 1999. Therefore the adjustments reduce the pro forma consolidated information for the duplication of the period August 30, 1999 through September 30, 1999 by the following:

Operating expenses: $23,409, Loss from operations and net loss $22,282
 . The adjustments include the increased amortization expense resulting from the Goodwill as if it was amortized for a full six month period.

Six month interim period ended December 31, 1998:

The adjustments include the amortization expense resulting from Goodwill as if the Goodwill was amortized for the three month interim period of $51,852 and the 1,500,000 shares increased to weighted average shares outstanding to give effect of the shares issued in the acquisition.

The pro forma condensed consolidated financial information do not show any adjustments for a change in income tax benefit as the total pro forma consolidated benefit for income taxes would be offset by any valuation allowance due to any deferred tax asset derived from net operating losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

Note 4 - Principles of Consolidation

The consolidated financial statements include all significant subsidiaries. On August 30, 1999 the Company entered into a business combination with Plateau Resources, Ltd. The combined Company accounts owned 100% by the Company accounts for its investment in Plateau under the equity method.. The business combination impacts the Company's December 31, 1999 results to other periods because Plateau included in the Company's results of operations for only 31 days in this interim period.

Note 5 - Foreign Currency Translation

The financial statements of the Company's subsidiary is translated into United States dollars using current rates of exchange, with gains and losses included in the cumulative translation adjustment account in the

Pinnacle Resources, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Six Month Period Ended December 31, 1999


shareholders equity statement of the consolidated balance sheets. These adjustments, along with gains and losses on currency transactions are reflected in the consolidated statement of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

 Trends and Uncertainties.   The financial statements have been
prepared assuming that the Company will continue as a going concern. The Company is in the development stage and had no operations as of its
latest fiscal year end June 30, 1999.   The deficiency in working
capital as of December 31, 1999 raises substantial doubt about its ability to continue as a going concern. In the course of its development activities the Company has sustained continuing losses and
expects such losses to continue for the foreseeable future.   The
Company's management plans on advancing funds on an as needed basis and in the longer term to revenues from the operations of which there is no assurance. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

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

For the six months ended December 31, 1999, the Company had cash received in its recent acquisition of $1,151. The Company received payments from a related entity of $100,000 and purchased equipment of $1,438. As a result, the Company had in net cash from investing activities of $99,713 for the six months ended December 31, 1999.

For the six months ended December 31, 1998, the Company had no investing activities.

For the six months ended December 31, 1999, the Company issued stock for cash of $47,500 resulting in cash flows from financing activities of $47,500.

For the six months ended December 31, 1998, the Company had no financing activities.

Results of Operations.   The Company expects to earn consulting fees,
commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source. To date, the Company has not yet commenced operations or received any revenues.

The Company had a net loss for the six months ended December 31, 1999
of $(150,286).   The Company had an increase of $2,630 in note and
interest receivable for the six months ended December 31, 1999, a decrease in accounts payable of $13,150 and an increase in accrued
interest payable of $672.   For the six months ended December 31, 1999,
the Company had a decrease in accounts receivable of $39,258.   As a
result, the Company had net cash flows from operations of $(91,516) for the six months ended December 31, 1999.

The Company incurred legal and accounting costs of $17,131, general and administrative costs of $72,013, amortization of $25,926, salaries of $2,400 and travel of $8,836 for the six months ended December 31, 1999.

The Company incurred legal and accounting costs of $2,767, salaries of $2,400, general and administrative costs of $1,275 and travel expenses of $2,449 for the six months ended December 31, 1999

Plan of Operation.    The Company is not delinquent on any of its
obligations even though the Company has not yet begun to generate revenue. The Company will identify and subsequently qualify
prospective clients.   Current operations require minimal cash
infusions.   The Company may borrow funds or obtain equity financing
from affiliated persons or entities to continue operations, if
necessary.   The Company intends to market its services utilizing cash
made available from the recent private sale of its Common Shares.   The

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

    (b). None

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Pinnacle Resources, Inc.
                (Registrant)

Dated:    February 4, 2000



By:  /s/ Glen R. Gamble
     ----------------------------
      Glen R. Gamble, President