Form 10QSB
period 2000-03-31
PINNACLE RESOURCES INC
filed 2000-05-22
CIK 1043825

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                          FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d)
Securities Exchange Act of 1934
for Quarterly Period Ended March 31, 2000

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d)
of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

    Commission File Number                         000-22965


                 Pinnacle Resources, Inc.
--------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


        Wyoming                                   84-1414869
- --------------------------------------------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification Number)
of incorporation or organization)

            7345 E. Peakview Avenue, Englewood, CO        80111
- -------------------------------------------------------------------
       (Address of principal executive offices, Zip Code)


                       303-705-8600
--------------------------------------------------------------------
         (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock,
        March 31,  2000:  Common Stock  -  5,835,000

                             PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

Pinnacle Resources, Inc.
(A Development Stage Company)
Consolidated Balance Sheet

                                                      Unaudited   Audited
                                                        March      June
                                                      31, 2000   30, 1999
                  ASSETS

Current Assets:
 Cash                                                   $102,602       $145
Accounts Receivable - Other                              37,264         $0
Note Receivable and Related Accrued Interest             36,230     32,286
 (Less Allowance for Uncollectible Amounts of $48,776)
                                                              0          0
                                                       --------    -------
Total Current Assets                                    176,096     32,431
                                                       --------    -------
Equipment                                                69,008          0

Other Assets:

Goodwill                                                518,514          0
Accumulated Amortization                                (60,494)         0
                                                       --------    -------
Total Other Assets                                      458,020          0

Long-term Portion of Note Receivable
 and Related Accrued Interest                                 0    100,000
                                                       --------   --------
TOTAL ASSETS                                           $703,124   $132,431
                                                       ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
 Current Liabilities

Current Portion Of Note Payable                        $100,000   $100,000
Accounts Payable                                         10,231     15,800
Accrued Interest                                         10,175      6,425
                                                      ---------   --------
Total Current Liabilities                               120,406    122,225

Long-Term Portion Of Note Payable                       629,127          0
                                                      ---------   --------
TOTAL LIABILITIES                                       749,533    122,225
                                                      ---------   --------
Minority Interest                                       (31,676)         0

SHAREHOLDERS' EQUITY

Preferred Stock , $.01 Par Value
 Authorized 2,000,000 Shares; Issued
 And Outstanding -0- Shares                                   0          0

Common Stock, $.00001 Par Value
 Authorized 500,000,000 Shares;
 Issued and Outstanding 5,835,000 Shares Unaudited,
 Issued and Outstanding 4,250,000 Shares Audited             58         43

Capital Paid In Excess Of
 Par Value Of Common Stock                              573,942    151,457

Retained Earnings (Deficit) Accumulated During The
 Development Stage                                     (588,733)  (141,294)
                                                      ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                              (14,733)    10,206
                                                      ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $703,124   $132,431
                                                      =========  =========

        The Accompanying Notes Are An Integral Part
         Of These Unaudited Financial Statements.

Pinnacle Resources, Inc.
(A Development Stage Company)
Unaudited Consolidated Statement Of Operations

                                                                    Inception
                                           Unaudited    Unaudited   January 6,
                                            9 Month      9 Month       1995
                                          Period Ended  Period Ended    Through
                                             March        March        March
                                           31, 2000     31, 1999     31, 2000
                                           --------     --------     --------
Revenue                                           $0         $0         $0

Expenses:

Amortization                                  60,494          0     60,494
General & Administrative                     102,966      4,295    117,267
Prospecting Costs                            287,421          0    287,421
Legal & Accounting                            20,976      5,553     42,866
Professional Fees                                  0          0     41,400
Salaries                                      11,350      7,200     30,550
Telephone                                      8,840        919      8,840
Travel                                        31,525     24,378     56,890
                                           ---------   --------  ---------
Total                                        523,572     42,345    645,728
                                           ---------   --------  ---------
(Loss) Before Other Income                  (523,572)   (42,345)  (645,728)

Other Income (Expense)

Write Down of Notes Receivable and
 Related Accrued Interest                          0          0    (48,776)
Loss on Foreign Currency Translation               0          0          0
Option Monies Received on Subsidiary Stock    42,707          0     42,707
Interest Income                                5,500     23,037     41,563
Interest (Expense)                            (3,750)    (3,750)   (10,175)
                                           ---------   --------   --------
Total                                         44,457     19,287     25,319

Minority Interest                             31,676          0     31,676
                                            --------   --------   --------
Net (Loss)                                 ($447,439)  ($23,058) ($588,733)
                                            ========   ========   ========
Basic (Loss) Per Common Share                 ($0.08)    ($0.01)
                                            ========   ========
Weighted Average Common Shares
 Outstanding                               5,428,890  4,168,904
                                           =========  =========



   The Accompanying Notes Are An Integral Part
    Of These Unaudited Financial Statements.

Pinnacle Resources, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations

                                           Unaudited     Unaudited
                                            3 Month       3 Month
                                          Period Ended   Period Ended
                                             March         March
                                           31, 2000      31, 1999
Revenue                                           $0         $0

Expenses:

Amortization                                  25,926          0
General & Administrative                      25,417      2,120
Prospecting Costs                            287,421          0
Legal & Accounting                               223        581
Salaries                                       6,550      2,400
Telephone                                      8,840        919
Travel                                        19,941     21,929
                                           ---------   --------
Total                                        374,318     27,949

(Loss) Before Other Income                 ($374,318)  ($27,949)

Other Income (Expense)

Option Monies Received on Subsidiary Stock    42,707          0
Gain on Foreign Currency                       1,489          0
Interest Income                                2,543      7,939
Interest (Expense)                            (1,250)    (1,250)
                                           ---------    -------
Total                                         45,489      6,689

Minority Interest                             31,676          0
                                            --------    -------
Net (Loss)                                 ($297,153)  ($21,260)
                                            ========    =======
Basic (Loss) Per Common Share                 ($0.05)    ($0.01)
                                            ========    =======
Weighted Average Common Shares
 Outstanding                               5,845,000  4,226,667
                                           =========  =========










     The Accompanying Notes Are An Integral Part
     Of These Unaudited Financial Statements.

Pinnacle Resources, Inc.
(A Development Stage Company)
Unaudited Consolidated Statement Of Cash Flows

                                                                      Inception
                                           Unaudited    Unaudited      January 6,
                                            9 Month      9 Month        1995
                                          Period Ended  Period Ended    Through
                                             March        March         March
                                           31, 2000     31, 1999      31, 2000
                                           ---------    ----------   ---------
Net (Loss)                                 ($447,439)  ($23,058)    ($588,733)

Adjustments To Reconcile Net Loss To Net Cash
 Used In Operating Activities:

Amortization & Depreciation                   60,494          0        60,494
Stock Issued For Services                          0          0         1,500

Changes In Operating Assets And Liabilities:
Decrease in Accounts Receivable                2,827          0         2,827
 (Net of Acquisition Amount)
(Increase) Note and  Interest Receivable      (3,944)   (23,035)      (36,230)
Increase In Note Receivable Allowance              0          0        48,776
Increase (Decrease) In Accounts Payable       (7,329)     8,156         4,695
 (Net of Acquisition Amount)
Increase In Accrued Interest Payable           1,922      3,750         8,347
                                            --------    -------     ---------
 Net Flows From Operations                  (393,469)   (34,187)    (498,324)
                                            --------    -------     --------
Cash Flows From Investing Activities:

Cash Received in Acquisition                   1,151          0        1,151
Payments from Related Entity                 100,000          0      100,000
Purchase of Equipment                        (69,148)         0      (69,148)
Advances Made To Related Entity                    0    (30,000)    (145,000)
                                            --------   --------     --------
Net Cash Flows From Investing                 32,003    (30,000)    (112,997)
                                            --------   --------     --------
Cash Flows From Financing  Activities:

Stock Issued For Cash                         47,500     50,000      197,500
Monies Received From Loans                   416,423          0      516,423
                                            --------    -------     --------
Cash Flows From Financing                    463,923     50,000      713,923
                                            --------    -------     --------
Net (Decrease) In Cash                       102,457    (14,187)     102,602

Cash At Beginning Of Period                      145     18,998            0
                                            ========    =======     ========
Cash At End Of Period                       $102,602     $4,811     $102,602
                                            ========    =======     ========

Summary Of Non-Cash Investing And Financing Activities:

Stock Issued For Services                         $0         $0       $1,500
Stock Issued for Acquisition of Subsidiary   $375,000        $0     $375,000





      The Accompanying Notes Are An Integral Part
       Of These Unaudited Financial Statements.

Pinnacle Resources, Inc.
(A Development Stage Company)
Unaudited Consolidated Statement Of Comprehensive Loss

                                                      Unaudited     Unaudited
                                                       6 Month       6 Month
                                                     Period Ended   Period Ended
                                                      December      December
                                                      31, 1999      31, 1998
Net (Loss)                                            ($447,439)     ($23,058)

Other comprehensive income net of income tax:

Foreign Currency Translation                               (563)           0

Comprehensive (Loss)                                  ($448,002)    ($23,058)














    The Accompanying Notes Are An Integral Part
    Of These Unaudited Financial Statements.

Pinnacle Resources, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Nine Month Period Ended March 31, 2000

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim period ended March 31, 2000 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the nine month period ended March 31, 2000 are not necessarily indicative of the results expected for the fiscal year ended June 30, 2000.

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

Note 3 - Acquisition

Plateau Resources Ltd.

All currency is stated on US Dollars.

On August 30, 1999 the Company purchased all of the outstanding common stock of Plateau Resources Ltd.(a South African Corporation) (Plateau) in exchange for 1,500,000 shares of the Company's common stock valued at $375,000. The common stock was valued at the bid on the day of the closing. Plateau was acquired from an independent and unafilliated third party. Net assets of Plateau as of the date of acquisition was a negative $143,514. The excess of the purchase price over the fair value of the assets, in the amount of $518,514 has been allocated to Goodwill and is being amortized over a 60 month period. Amortization expense of $43,210 has been recorded in the accompanying consolidated financial statements for the six month interim period ended March 31, 2000.

The Company has recorded the transaction as a purchase in accordance with Accounting Principles Board Opinion No. 16. The accompanying consolidated financial statements include the results of operations of Plateau from the date of acquisition, August 30, 1999 through March 31, 2000.

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

Pro forma Adjustments

Pro Forma  Condensed Consolidated Statement of Operations
For the nine month interim period ended March 31, 2000

                                                                                       Pro Forma
                                   Pinnacle        Plateau       Adjustments         Consolidated
Revenues                            $      0        $      0         $       0           $        0
Operating Expenses                   155,325         307,753            77,778              540,856
(Loss) From Operations             ( 155,325)       (307,753)          (77,778)            (540,856)
Interest Expense                   (   3,750)              0                 0               (3,750)
Interest Income                        4,427           1,073                 0                5,500
Minority Interest                          0               0            31,676               31,676
Net (Loss)                        $ (154,648)      $(306,680)          (46,102)          $ (507,430)
Net (Loss) per share
 Basic & diluted                     $ ( .03)      $  (73.61)                            $     (.09)
Basic & Diluted Shares O/S         5,428,890           4,166                              5,428,890

Pinnacle Resources, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Nine Month Period Ended March 31, 2000

Note 3 - Acquisition (Continued)

Pro Forma  Condensed Consolidated Statement of Operations
For the nine month interim period ended March 31, 1999

                                                                                               Pro Forma
                                             Pinnacle         Plateau       Adjustments       Consolidated
Revenues                                      $      0        $     0        $      0          $       0
Operating Expenses                              42,345         28,875          77,778            148,998
(Loss) From Operations                        ( 42,345)       (28,875)        (77,778)          (148,998)
Interest Expense                             (   3,750)             0               0             (3,750)
Interest Income                                 23,037             71               0             23,108
Net (Loss)                                   $ (23,058)     $(28,804)         (77,778)     $    (129,640)
Net (Loss) per share
 Basic & diluted                             $ ( Nil  )     $  (6.91)                      $        (.02)
Basic & Diluted Shares O/S                   5,428,890         4,166                           5,428,890

Nine month interim period ended March 31, 2000:

The consolidated financial statements of Pinnacle Resources, Inc. Include the results of operations for Plateau for the period August 30, 1999 through March 31 2000. The financial statements of Plateau presented in the pro forma statement are the results of operations of Plateau for the six month interim period ended March 31, 2000. Therefore the adjustments reduce the pro forma consolidated information for the duplication of the period August 30, 1999 through September 30, 1999 by the following:

Operating expenses: $23,409, Loss from operations and net loss
$22,282. The adjustments include the increased amortization expense resulting from the Goodwill as if it was amortized for a full nine month period.

Nine month interim period ended March 31, 1999:

The adjustments include the amortization expense resulting from Goodwill as if the Goodwill was amortized for the three month interim period of $77,778 and the 1,500,000 shares increased to weighted average shares outstanding to give effect of the shares issued in the acquisition.

Pinnacle Resources, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Nine Month Period Ended March 31, 2000

Note 3 - Acquisition (Continued)

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

Minority Interest

In January 2000 the subsidiary, Plateau Resources, Ltd. sold 499 shares of stock leaving the Company with a 89.9% interest at March 31, 2000.

Item 2. Management's Discussion and Analysis or Plan of Operations

Trends and Uncertainties.   The financial statements have been
prepared assuming that the Company will continue as a going concern. The Company is in the development stage and had no operations as of
its latest fiscal year endJune 30, 1999.   The deficiency in working
capital as of March 31, 2000 raises substantial doubt about its ability to continue as a going concern. In the course of its development activities the Company has sustained continuing losses and
expects such losses to continue for the foreseeable future.   The
Company's management plans on advancing funds on an as needed basis and in the longer term to revenues from the operations of which there
is no assurance.   The Company's ability to continue as a going
concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

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

Capital Resources and Source of Liquidity.    The Company currently
has no material commitments for capital expenditures.   Since July
1997, the Company has paid $300 rent per month for its current office
space.    An increase in lease payments could have negative effect on the cash flow and liquidity of the Company.

For the nine months ended March 31, 2000, the Company had cash
received in acquisition of $1,151.   The Company received payments
from related entity of $100,000 and purchased equipment of $69,148. As a result, the Company had net cash flows from investing activities of $32,003 for the nine months ended March 31, 2000.

For the nine months ended March 31, 1999, the Company had advances made to related entity of $30,000 resulting in cash flows from investing activities of $30,000.

For the nine months ended March 31, 2000, the Company received $47,500 from the issuance of stock and received $416,423 from loans resulting in net cash flows from financing of $463,923.

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

The Company had a net loss for the nine months ended March 31, 2000 of
$(447,439).   The Company had a decrease in accounts receivable of
$2,827, an increase of $3,944 in interest receivable for the nine months ended March 31, 2000, a decrease in accounts payable of $7,329
and an increase in accrued interest payable of $1,922.   As a result,
the Company had net cash flows from operations of ($393,469) for the nine months ended March 31, 2000.

The Company incurred legal and accounting costs of $20,976, general and administrative expenses of $102,966, prospecting costs of $287,421, salaries of $11,350, telephone of $8,840 and travel expenses of $31,525 for the nine months ended March 31, 2000.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.
Item 2. Changes in Securities and Use of Proceeds. not applicable.
Item 3. Defaults Upon Senior Securities. not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
         not applicable.
Item 5. Other Information. not applicable.
Item 6. Exhibits and Reports on Form 8-K.

(a)   Reports on Form 8-K.
(b)   Exhibits. * Exhibit 27 - Financial Data Schedule

* A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.






                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE RESOURCES, INC
By: /s/ Glen R. Gamble, President and Director