Form 10KSB
period 2000-06-30
PINNACLE RESOURCES INC
filed 2000-10-13
CIK 1043825

                         FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington,  D.C.  20549
     [X]       15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES  EXCHANGE  ACT  OF  1934
                 For  the  fiscal  year  ended:  6/30/00
                                      OR
     [ ]       15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(D)  OF  THE  SECURITIES  EXCHANGE ACT OF 1934
     For the transition period from _____________  to  _______________
                Commission  file  number:   0-22965

                                Pinnacle Resources, Inc.
                 (Exact name of Small Business Issuer in its charter)


           WYOMING                                       84-1414869
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                        Identification
No.)

 9600 E. Arapahoe Road, Suite 260, Englewood, Colorado       80112
   (Address of principal executive offices)             (Zip Code)

               Registrant's Telephone number, including area code:
                               (303) 705-8600


Securities  registered  pursuant  to
    Section  12(b)  of  the  Act:                    None
Securities  registered  pursuant  to
    Section  12(g)  of  the  Act:    Common  Stock,  $.00001  par
value

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
     Yes [x]__ No [ ]___

Check  if  there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Company's revenues for its most recent fiscal year was $0.
As of June 30, 2000, the market value of the Company's voting $.0000 par value common stock held by non-affiliates of the Company was $0.

The number of shares outstanding of Company's only class of common stock, as of June 30, 2000 was 5,860,000 shares of its $.00001 par value common stock.

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

The Company filed a Form 10-SB on a voluntary basis to provide full disclosure to its shareholders and to meet one of the requirements of
a NASDAQ listing.   Until the Company, if ever, meets all of the
requirements of a NASDAQ listing, the Company intends to maintain its quotation, granted on July 15, 1999, on the OTC Bulletin Board under the trading symbol PNRR.

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

At last report, the Company had arranged funding for Plateau Resources
(Pty)Ltd., a South African development-stage corporation in order to initiate a drilling and exploration program on their undeveloped properties. For this the Company obtained an option to merge with Plateau. If the Company is successful in achieving funding for Plateau Resources, then Company management expects to obtain an option for equity participation in Plateau Resources and perhaps an option to merge Plateau Resources in as a wholly owned subsidiary of the Company. The Company is of the opinion that equity participation in Plateau could be advantageous to the Company if Plateau successfully encounters a commercially feasible-mineable PGM ore reserve.

Plateau Resources (formerly Bougleigh 126 (Pty.) Ltd.) was organized in February 1995 and its business activities to date have been confined to South Africa. Plateau was awarded Prospecting Rights on lands that have platinum group metals (PGM) potential. Plateau required operational capital, which was provided by a third party investor introduced to the Plateau opportunity by the efforts of Mr. Gamble for a fee.

On January 22, 2000, the Company secured $6.9 million in funding for the Plateau Resources drilling and exploration project, now referred to as the Platreef project. Under the terms of the Loan Facility Agreement the Platreef project is being financed by Anooraq Resources, Inc. Anooraq is a Vancouver based company managed by Hunter-Dickinson, Inc. Anooraq will be able to acquire up to 70 percent of the shares in Plateau Resources by systematically funding a $6.9 million drilling and exploration program over the next two years.
When Anooraq achieves full funding it will have acquired 70 percent shareholding in Plateau, at which point the Company will convert its remaining 30 percent into Anooraq shares on an undiluted basis. Out of the closing with Anooraq the Company was able to retrieve money that it had loaned to Plateau and was able to settle all accounts with financiers and professionals using Pinnacle stock.

In June the Company concluded negotiations to acquire 100% ownership of Vanadium and Magnetite Exploration and Development (Pty) Ltd. (V-MED, a South African corporation holding an exclusive 32-year mineral lease on five contiguous farms near Potgietersrus, South Africa. These properties are adjacent to, and run parallel to, Plateau's platinum-palladium properties.

The farms cover 17,188 acres within the Bushveld Complex, a region that accounts for 50 percent of the world's vanadium supply. They host a 6-metre thick main layer magnetite, approximately 17 kilometers in strike length, which is believed to be the largest underdeveloped resource of vanadium in the world. Indicated resource of the main magnetite layer to a depth of only 80 meters is estimated to be 100 million tonnes of magnetite containing 1.67 million tonnes of vanadium pentoxide. Assays from diamond core drilling show that the "run-of-mine ore" contains an average of 1.24% vanadium pentoxide and 11.88% titanium dioxide. The outcropping and shallow magnetite layer constitutes a low cost open pit proposition.

The Company is allocating $300,000 of a Private Placement to fund the closing of V-MED and first year's operations. The company is also issuing 4,000,000 shares of restricted stock. Management is of the opinion that the vanadium and titanium property represent an excellent business opportunity for the shareholders of the Company.

Other than these two opportunities the Company is not currently evaluating any development-stage companies with a view to making a loan or stock purchase or arranging funding or any loan proposal and has no contingent loan agreements which are subject to approval.

The Company is attempting to raise additional equity or debt capital to fund additional financing activities in the future. As of the date of this filing, management has authorized the sale of 650,000 shares of treasury stock in a 506 Private Placement Offering at the sale price of $2.00 per share. These shares, if sold, would bear the SEC 144 two-year sale restriction legend. There is no assurance that the Company, or any of its brokering assistants, will be successful in completing the placement of the shares. Management therefore acknowledges that the Company may have insufficient capital with which to implement its business plans on the scale desired. Accordingly, the Company may be capable of making only an extremely limited number of loans to, and/or equity investments in, companies to which traditional sources of capital are unavailable.

The loan to Asset Partners was written off and is no longer an account receivable however management expects to be able to recover the principal amount plus accrued interest in due time. The loan made to Plateau Resources was repaid by Hunter-Dickinson Inc. when they closed with the Company on their proposal to provide drilling and exploration funding for Plateau Resources. An additional loan to Froghair, LLC is outstanding together with accumulated interest and this loan should be retired on time.

Out of the successful sale of shares in the Private Placement a loan is being contemplated to Alpha Society Plus (Pty) Ltd in order to fund the purchase of certain mining equipment and start up operations for a project called the Katenya River Diamond Recovery Project which will be located on Alpha Society's leases on the Katenya River in Guinea West Africa. Under the terms of the contingent loan agreement the Company is scheduled to advance up to $400,000 and receive back 150% of the first proceeds until $600,000 in net revenues has been realized. After payout the Company would then receive 20% of the projects net revenues. If the Company fails to raise the necessary funds to proceed with this project then it is of no material consequence to the Company other than an opportunity lost and there are no repercussions for failure to fund. Other than the Vanadium property and managements hope to be able to participate in the project with Alpha Plus, the Company has not performed any financial services for any emerging growth clients or consummated or arranged any loans, equity investments or other financing transactions. Further, no loans, stock purchases or other non-traditional financing transactions are pending or under consideration.

Prior to any affiliation with the Company, Mr. Glen Gamble, now President of the Company, and Victory Minerals Corp, a major shareholder of the Company, had arranged start-up financing for a South African mining company by the name of Plateau Resources (Pty) Ltd. When Plateau Resources was acquired by the Company all of the financial contributions and professional contributions were satisfied with the issuance of Pinnacle stock consequently the Company gained 100% ownership of Plateau Resources with no further obligations to any third parties. However, the Company has subsequently entered into a Loan Facility Agreement with Hunter-Dickinson, Inc through its managed subsidiary, Anooraq Resources, Ltd wherein Anooraq may gain share ownership in Plateau Resources by expending funds through managing and implementing a drilling and exploration program on Plateau's farms. Since commencement through the date of the writing, Anooraq has loaned (and spent) Cdn$2 million, and for this Anooraq has been issued 2,154 shares of Plateau Resources. The net effect is that the Company's 4,000 shares which represented 100% now represent 65% of the ownership of Plateau.

Company management remains most hopeful that the continued efforts of Anooraq will establish a proven ore reserve containing Platinum Group Metals (PGM's) eventhough the continued effort will futher dilute the Company's ownership of Plateau.

When the Company closed on its acquisition of Vanadium and Magnetite Exploration and Development (Pty) Ltd it took on the responsibility to pay annually the minimum Mineral Lease fees of approximately US$7,500. Additionally, the Company plans to investigate certain process for beneficiating the vanadium and titanium values from the magnetite ore among other activities which management hopes will attract a joint venture partner. These activities plus normal supervision have been cost estimated into an overall annual budget of $300,000. Therefore, it is a priority of the Company to achieve sufficient funding to meet this need.

Other than the Company's normal office overhead and the commitment to the vanadium/titanium project, Pinnacle has no other plans, arrangements or pre-planned financing commitments for which it is obligated. The Company has aspirations as stated earlier but they are contingent upon the successful sale and closing of the Private
Placement Offering.

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

Employees.    The Company presently has two employees.   Mr. Gamble,
President draws a $3,000 per month and Terrilynn Gamble, office manager draws $2,500 per month.

Seasonal Nature of Business Activities.   The Company's business
activities are not seasonal.

ITEM 2.  PROPERTIES.

In January 2000, the Company moved its offices to 9600 E. Arapahoe Road, Suite 260, Englewood, Colorado 80112, a space rented and occupied by Terryl K. Jensen, a director and shareholder in the
Company.    The Company pays $1,500 rent per month for its current
office space. The Company's offices consist of approximately 1,500 square feet of executive office space and secretarial area. Management believes that this space will meet the Company's needs for the foreseeable future.

ITEM  3.    LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings nor is the Company aware of any disputes, which may result in legal proceedings.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended June 30, 2000, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                                   PART II

ITEM  5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market  Information.       The Company has applied for the trading of
its common shares in the over-the-counter market.   As of June 30,
2000, there is no market for the Company's Common Shares.

The approximate number of holders of record of the Company's $.00001
par value common stock, as of June 30, 2000, was 50.   As of September
30, 2000, there are 76 holders of record.

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

ITEM 6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF  OPERATIONS.

Trends and Uncertainties.   The financial statements have been prepared
assuming that the Company will continue as a going concern.   The
Company is in the development stage and has no operations as of June
30, 2000.   The deficiency in working capital as of June 30, 2000
raises substantial doubt about its ability to continue as a going concern. In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the
foreseeable future.   The Company's management plans on advancing funds
on an as needed basis and in the longer term to revenues from the
operations of which there is no assurance.   The Company's ability to
continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.
 .
Until revenues commence, the Company shall raise funds through equity
financing, which may or not be successful.   The Company has tried to
limit its general and administrative expenses.    The Company has
little or no control as to the demand for its services and, as a result, inflation and changing prices could have a material effect on the future profitability of the Company.

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

Capital Resources and Source of Liquidity.    The Company currently has
no material commitments for capital expenditures.   The Company pays
$1,500 rent per month for its current office space.    An increase in
lease payments could have negative effect on the cash flow and liquidity of the Company.

During October of this fiscal year the Company issued 1,500,000
Shares of common stock from its treasury for the acquisition of 4,000 shares of Plateau Resources (Pty) Ltd. which made Plateau a 100% wholly owned subsidiary of the Company.

On October 1, 1999 the Company issued 195,000 shares of common stock for cash of $97,500, or $.50 per share, resulting in net cash flows from financing activities of $97,500.

The Company received a loan of $100,000 in March of 1998 and the Company has renewed that loan until March 2001. A loan of $75,000 was made to Plateau Resources (Pty) Ltd in May of 1999 was repaid when the Company closed on a Loan Facility Agreement with Anooraq Resources, Inc.. Another loan made September of 1998 to Asset Partners, Ltd in the amount of $40,000 was written off even though the Company expects to receive back the principal plus accrued interest in the up coming physical year. There is a narrow probability that third party funding of Vanadium and Magnetite Exploration and Development (Pty) Ltd [VMED} will be finalized in the short term and it is highly unlikely that the Company will find a joint venture partner at any time in the near future. This acquisition has caused a financial burden of approximately US$7,500 per year for the Company and if the Company is unsuccessful in meeting those financial obligations then an asset sale of VMED would become a necessity.

At June 30, 2000, the Company had a negative working capital of $(1,599,680) consisting $126,275 in current assets and $1,725,955 in liabilities. The Company has no long-term liabilities.

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

To date, the Company has not yet commenced operations or received any
revenues.   The Company had a net loss for the year ended June 30,
2000 of $1,725,955.   The Company had an increase of $41,319 in
receivables for the year ended June 30, 2000, an increase in accounts payable and accrued liabilities of $53,580. As a result, the Company had net cash flows used in operating activities of $(1,559,875)

The Company had prospecting costs of $1,018,795, general and administrative expenses of $224,391, legal and accounting fees of $155,061, travel of $142,087, depreciation and amortization of $96,344 and foreign currency transaction loss of $42,770.

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

ITEM  7.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                            PINNACLE RESOURCES, INC.
                          (A Development Stage Company)

                                                                           Page

Independent auditors' reports...........................................    F-2

Consolidated balance sheet as of June 30, 2000..........................    F-4

Consolidated statements of operations, for the years ended June 30, 2000 and 1999 and for the period January 6, 1995 (inception) through
  June 30, 2000 (Unaudited).............................................    F-5

Consolidated statements of shareholders' equity (deficit) for the period
  from January 6, 1995 (inception) through June 30, 2000................    F-6

Consolidated statements of cash flows, for the years ended June 30, 2000 and 1999 and for the period January 6, 1995 (inception) through
  June 30, 2000 (Unaudited).............................................    F-7

Notes to consolidated financial statements..............................    F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Pinnacle Resources, Inc.

We have audited the accompanying consolidated balance sheet of Pinnacle Resources, Inc. (a development stage company) and its subsidiaries as of June 30, 2000 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Resources, Inc. and its subsidiary as of June 30, 2000 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has a substantial dependence on the success of its development stage activities, significant losses since inception, lack of liquidity and a working capital deficit at June 30, 2000. These factors raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
September 30, 2000

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Pinnacle Resources, Inc. (a development stage company) and its subsidiaries as of June 30, 1999 (not presented herein) and the related statements of income, shareholders' equity, and cash flows for the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Resources, Inc. at June 30, 1999 and the results of its operations and its cash flows for the year ended June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 (not presented herein), the Company is in the development stage and has no operations as of June 30, 1999. The deficiency in working capital as of June 30, 1999 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 7 (not presented herein). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Kish, Leake & Associates, P.C.
------------------------------------
Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
September 20, 1999

                            PINNACLE RESOURCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000

     ASSETS


CURRENT ASSETS

      Cash......................................................  $    44,865
      Receivables, other .......................................       81,410
                                                                  ------------
                                            TOTAL CURRENT ASSETS      126,275
                                                                  ============

PROPERTY AND EQUIPMENT, net of
      accumulated depreciation of $9,925........................       75,777

NOTE RECEIVABLE, net of allowance...............................            -

GOODWILL, net of
      accumulated amortization of $86,419.......................      389,387
                                                                  ------------
                                                                  $   591,439
                                                                  ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts payable, trade...................................  $    65,924
      Note payable..............................................      100,000
      Accrued interest payable..................................       11,425
      Advances payable to shareholder and officer...............    1,548,606
                                                                  ------------
                                      TOTAL CURRENT LIABILITIES     1,725,955
                                                                  ------------

MINORITY INTEREST...............................................          352


SHAREHOLDERS' EQUITY (DEFICIT)
      Preferred stock, $.01 par value,  2,000,000 shares
        authorized; -0- shares issued and outstanding...........            -
      Common stock, $.00001 par value; 500,000,000 shares
        authorized; 5,890,000 shares issued and outstanding ....           59
      Additional paid in capital................................      663,941
      Cumulative translation adjustment.........................       91,192
      Deficit accumulated during development stage..............   (1,890,060)
                                                                  ------------
                            TOTAL SHAREHOLDERS' EQUITY (DEFICIT)   (1,134,868)
                                                                  ------------
                                                                  $   591,439
                                                                  ============


        See accompanying notes to the consolidated financial statements

                     PINNACLE RESOURCES, INC.
                   (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     January 6, 1995
                                                                      For the Years Ended June 30,     (inception)
                                                                      ----------------------------      through
                                                                         2000            1999         June 30, 2000
                                                                      -------------   ------------   ---------------
                                                                                                       (Unaudited)
OPERATING EXPENSES

     Prospecting costs.............................................   $  1,018,795    $      -       $   1,018,795
     General and administrative....................................        224,391        18,030           299,291
     Legal and accounting fees.....................................        155,061         5,647           176,951
     Travel........................................................        142,087        24,377           167,452
     Depreciation and amortization.................................         96,344          -               96,344
     Foreign currency transaction loss.............................         42,770          -               42,770
                                                                      -------------   ------------   ---------------
                                           TOTAL OPERATING EXPENSES      1,679,448        48,054         1,801,603
                                                                      -------------   ------------   ---------------

                                                     OPERATING LOSS     (1,679,448)      (48,054)       (1,801,603)
NON-OPERATING INCOME (EXPENSE)
     Write-down of notes receivable................................        (37,517)      (48,776)          (86,293)
     Interest expense..............................................        (48,710)       (5,000)          (55,135)
     Interest income...............................................         16,908        25,638            52,971
                                                                      -------------   ------------   ---------------
                                       NET LOSS BEFORE INCOME TAXES     (1,748,767)      (76,192)       (1,890,060)

INCOME TAXES ......................................................           -             -                 -
                                                                      -------------   ------------   ---------------
                                                           NET LOSS   $ (1,748,767)   $  (76,192)    $  (1,890,060)
                                                                      =============   ============   ===============
NET LOSS PER COMMON SHARE:
     Basic and diluted.............................................   $      (0.31)   $    (0.02)
                                                                      =============   ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted.............................................      5,574,167     4,250,000
                                                                      =============   ============

                            PINNACLE RESOURCES, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             From January 6, 1995 (inception) through June 30, 2000

                                                                                                     Cumulative
                                                                                                     Translation
                                                                                                     Adjustment
                                                                                  Addi-              ------------
                                           Preferred Stock   Common Stock     tional                    Other           Total
                                           ---------------  ----------------  Paid-in   Accumulated  Comprehensive   Shareholders'
                                           Shares   Amount  Shares    Amount  Capital   Deficit          Income     Equity (Deficit)
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------

Balance, January 6, 1995...................  -      $ -          -    $ -     $   -     $     -      $      -       $        -

January 1995 issuance of common stock
  in exchange for cash advances made on
  behalf of the Company and services
  at $.01 per share........................  -        -       150,000      1     1,499        -             -               1,500

Net loss for the year ended June 30, 1995..  -        -          -      -         -         (1,500)         -              (1,500)
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------
            BALANCE, June 30, 1995 and 1996  -        -       150,000      1     1,499      (1,500)         -                -


June 1997 issuance of common stock
   for cash at $.025 per share.............  -        -     4,000,000     40    99,960        -             -             100,000

Net loss for the year ended June 30, 1997..  -        -          -      -         -           -             -                -
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------
                     BALANCE, June 30, 1997  -        -     4,150,000     41   101,459      (1,500)         -             100,000


Net loss for the year ended June 30, 1998..  -        -          -      -         -        (63,601)         -             (63,601)
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------
                     BALANCE, June 30, 1998  -        -     4,150,000     41   101,459     (65,101)         -              36,399


January 1999 issuance of common stock
   for cash at $.50 per share..............  -        -       100,000      1    49,999        -             -              50,000

Net loss for the year ended June 30, 1999..  -        -          -      -         -        (76,192)         -             (76,192)
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------
                     BALANCE, June 30, 1999  -        -     4,250,000     42   151,458    (141,293)         -              10,207


August 30, 1999 issuance of common stock
   valued at $.25 per share in exchange for
   Plateau Resources, Inc. shares..........  -        -     1,500,000     15   374,985        -             -             375,000

September 1999 issuance of common stock
   for cash at $.50 per share..............  -        -        85,000      1    42,499        -             -              42,500

October 1999 issuance of common stock
   for cash at $.50 per share..............  -        -        10,000   -        5,000        -             -               5,000

June 2000 issuance of common stock
   for cash at $2.00 per share.............  -        -        45,000      1    89,999        -             -              90,000

Comprehensive loss

  Net loss for the year ended June 30, 1999  -        -          -      -         -     (1,748,767)         -          (1,748,767)
  Cumulative translation adjustment........  -        -          -      -         -           -           91,192           91,192
Comprehensive loss.........................  -        -          -      -         -           -             -          (1,657,575)
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------
                     BALANCE, June 30, 2000  -      $ -     5,890,000 $   59  $663,941  $(1,890,060) $    91,192    $  (1,134,868)
                                           ======   ======  ========= ======  ========  ============ ============   ================


         See accompanying notes to the consolidated financial statements

                      PINNACLE RESOURCES, INC.
                    (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           January 6, 1995
                                                                                                             (inception)
                                                                        For the Years Ended June 30,           through
                                                                        -----------------------------       June 30, 2000
                                                                            2000             1999          ----------------
                                                                        -------------     -----------         (Unaudited)

OPERATING ACTIVITIES
    Net loss.........................................................   $ (1,748,767)     $  (76,192)      $   (1,890,061)
    Transactions not requiring cash:
      Common stock issued for services...............................           -               -                   1,500
      Depreciation and amortization..................................         96,344            -                  96,344
      Foreign currency transaction loss..............................         42,770            -                  42,770
      Write-down of notes receivable.................................         37,517          48,776               86,293

    Changes in current assets and current liabilities:

      Increase in receivables;
        net of  $40,091 from purchase of subsidiary..................        (41,319)        (25,637)             (77,381)

      Increase in accounts payable and accrued liabilities
        net of $1,544 effects from purchase subsidiary...............         53,580          14,200               75,805
                                                     NET CASH USED IN
                                                 OPERATING ACTIVITIES     (1,559,875)        (38,853)          (1,664,730)

INVESTING ACTIVITIES
    Cash received for sale of options to purchase interest
      in subsidiary..................................................         42,708            -                  42,708.
    Purchase of equipment............................................        (84,450)           -                 (84,450)
    Advances made to related parties as notes receivable.............           -            (30,000)            (145,000)
    Purchase of subsidiary,  cash received...........................          1,151            -                   1,151.
                                                     NET CASH USED IN
                                                 INVESTING ACTIVITIES        (40,591)        (30,000)            (185,591)

FINANCING ACTIVITIES
    Advances from officer/shareholder................................      1,416,495            -               1,416,495.
    Proceeds from loans..............................................           -               -                 100,000.
    Proceeds from sale of common stock...............................        137,500          50,000              287,500.
                                                 NET CASH PROVIDED BY
                                                 FINANCING ACTIVITIES      1,553,995          50,000            1,803,995

CUMULATIVE TRANSLATION ADJUSTMENT....................................         91,192            -                  91,192.

NET CHANGE  IN CASH AND CASH EQUIVALENTS.............................         44,721         (18,853)              44,866.
Cash and cash equivalents, beginning.................................            145          18,998                 -....
Cash and cash equivalents, ending....................................   $     44,866      $      145       $       44,866.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest...............................................   $       -         $     -          $         -....
Cash paid for income taxes...........................................   $       -         $     -          $         -....
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of subsidiary in exchange for 1,500,000 shares of
    common stock.....................................................   $    375,000      $     -          $      375,000.

         See accompanying notes to the consolidated financial statements

                            PINNACLE RESOURCES, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements


Note A: Organization,  business, liquidity and summary of significant accounting policies
================================================================================


Organization
------------
Pinnacle Resources, Inc. (the "Company") was incorporated under the laws of Wyoming as Claremont House, Corp. on January 6, 1995. On June 26, 1997 the Company changed its name to Pinnacle Resources, Inc. The Company was formed to engage in all aspects of the financial services industry or any other lawful business. The Company has been in the development stage since its inception.


Nature of business
-------------------
Beginning with the acquisition of its subsidiary in September 2000, Plateau Resources, the Company's principal business has been to obtain mining rights, mining concessions and to explore such grants towards the mining and marketing of mineral products produced and all facets thereto.


Basis of presentation
---------------------
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is a development stage company with no significant revenue as of June 30, 2000, and has incurred losses of $(1,748,767), $(76,192) and $(1,890,060 unaudited) for the years ended June 30,
2000 and 1999 and for the period January 6, 1995 (inception) through June 30, 2000 (unaudited), respectively. The Company has a lack of liquidity and a working capital deficit at June 30, 2000. These factors among others may indicate that the Company will be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon the planned principal activities of its subsidiary to produce sufficient cash flow to meet its obligations on a timely basis, successful completion of additional financing and, ultimately to attain profitability. The Company's subsidiary's activities have been funded primarily by a shareholder. The Company anticipates additional funding from the shareholder, whereby the shareholders' interest in the subsidiary increases as funding of the expenditure increases. The Company plans to continue to finance its operations and satisfy cash requirements with a combination of debt financing, stock sales and, in the longer term, revenues from operations.

                            PINNACLE RESOURCES, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements



Summary of significant accounting policies
------------------------------------------

Development stage company
-------------------------
The Company is in the development stage in accordance with Statement of Financial Accounting Standard (SFAS) No. 7.


Basis of consolidation
----------------------
The consolidated financial statements include the accounts of Pinnacle Resources, Inc. and its majority-owned subsidiary Plateau Resources (Proprietary) Limited ("Plateau"), a South African corporation. All significant intercompany balances and transactions have been eliminated in consolidation.


Use of estimates
----------------
The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


Cash equivalents
----------------
For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents


Notes receivable and allowance for doubtful accounts
----------------------------------------------------
At June 30, 2000 the Company had an outstanding note receivable collateralized by common stock of another corporation. The principal amount of $30,000 and accrued interest of approximately $7,516 have been fully allowed for because the market value of the collateral stock is significantly less than the face value of the note and the related interest.


Other receivables are taxes (VAT) for which the Company has filed for the refund and expects reimbursement within ninety days.


Equipment and depreciation
--------------------------
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated to be three to five years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

                            PINNACLE RESOURCES, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements


Net loss per share
------------------
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" (SFAS 128). The Company adopted SFAS 128 for the two-year period ended June 30, 2000. Under SFAS 128, net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2000, there were no stock options or warrants to issue common shares outstanding.


Income taxes
------------
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes.


Fair value of financial instruments
-----------------------------------
SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.


Intangible assets
-----------------
Goodwill at June 30, 2000 was derived from the acquisition of Plateau and is amortized over sixty months. Amortization expense for the year ended June 30, 2000 was $86,419.


Foreign currency translation
----------------------------
Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at end-of-period exchange rates. The effects of this translation for non-U.S. subsidiaries are reported in other comprehensive income (loss). Remeasurement of assets and liabilities of non-U.S. subsidiaries that use a currency other than the U.S. dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of all non-U.S. subsidiaries are translated to U.S. Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. The functional currency of the Company's foreign subsidiary is the local currency, the South African Rand.


Note B:  Related party transactions
===================================

During the year ended June 30, 2000 the Company paid a related entity a total of $66,647 for general and administrative costs. During the year ended June 30, 2000, a shareholder of Plateau advanced Plateau $1,362,879 which is unsecured and carries interest at the LIBOR + two percent. The shareholder has subordinated its loan in favor of the creditors of Plateau until such time as the assets of Plateau fairly valued, exceed its liabilities.

                            PINNACLE RESOURCES, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements


Note C:  Property and equipment
===============================

Equipment consisted of the following:
Office furniture and fixtures.............         3,077
Computer equipment........................        24,059
Motor vehicles............................        58,566
                                            -------------------
                                                  85,702
Less accumulated depreciation.............        (9,925)
                                            -------------------
                                            $     75,777
                                            ===================

Depreciation expense for the year ended June 30, 2000 totaled $9,925.


Note D:  Note payable
=====================

On March 18, 1998 the Company signed a one-year loan agreement for $100,000 at five percent interest. The loan was collateralized by an individual interest in the Drenthe, Wirivier, Dortsland platinum concession as arranged by the Company. On June 22, 2000 the Company renewed the loan at an interest rate of 12 percent for one year with interest to be settled with common stock of the Company at $.50 per share. At June 30, 2000 accrued interest on the loan was $11,425.


Note E:  Shareholders' Equity
=============================

Plateau Resources Ltd.
----------------------

On August 30, 1999 the Company purchased all of the outstanding common stock of Plateau in exchange for 1,500,000 shares of the Company's common stock valued at $375,000. The common stock was valued at $.25 per share based on contemporaneous transactions. Plateau was acquired from an independent and unaffiliated third party. Net liabilities of Plateau as of the date of acquisition was $143,514. The excess of the purchase price over the fair value of the assets, in the amount of $518,514 has been allocated to Goodwill and is being amortized over a 60-month period. Amortization expense of $86,419 has been recorded in the accompanying consolidated financial statements for the year ended June 30, 2000.

During the year ended June 30, 2000 the Company entered into an agreement with an unrelated third party, whereby the third party could purchase up to 65 percent of the Company's interest in Plateau. As of June 30, 2000 the third party had acquired a 35 percent interest. In exchange for this agreement, the third party paid the Company $42,708 which the Company accordingly reduced its investment in Plateau. The minority interest's share of Plateau's net losses exceed the third party's equity in Plateau by 109,558, therefore the minority losses have been charged to the Company until such time the third party's equity exceeds the losses. At June 30, 2000, the third party had advanced Plateau a total of $1,548,606.

                            PINNACLE RESOURCES, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements


The Company has recorded the transaction as a purchase in accordance with Accounting Principles Board Opinion No. 16. The accompanying consolidated financial statements include the results of operations of Plateau from the date of acquisition, August 30, 1999 through June 30, 2000.

The following pro forma consolidated statement of operations gives effect to the acquisition of Plateau as if it occurred at the beginning of the period presented.

The pro forma consolidated statement of operations are not necessarily indicative of results of operations had the acquisition occurred at the beginning of the periods presented, nor the results to be expected in the future.


                                                                                        Pro Forma
                            Pinnacle            Plateau            Adjustments         Consolidated
                          --------------  --------------------  ------------------  -------------------

Operating Expenses        $   1,679,448   $     1,403,793       $    (14,885)       $   3,068,356
(Loss) from Operations    $  (1,679,448)  $    (1,403,793)      $     14,885        $  (3,068,356)
Interest Expense          $     (48,710)  $          -                              $     (48,710)
Interest Income           $      16,908   $        10,852       $         (9)       $      27,751
Other, non-operating      $     (37,517)  $          -                              $     (37,517)
Net (Loss)                $  (1,748,767)  $    (1,392,941)      $     14,876        $  (3,126,832)
Net (Loss) per share
Basic and diluted         $       (0.31)  $      (226.35)                           $       (0.55)
Basic and diluted shares
  outstanding                 5,574,167             6,154                               5,699,167

Proforma adjustments include $6,125 of the operating expenses for Plateau for the two months ended August 31, 1999 and $8,751 amortization expense for the two months ended August 31, 1999.


Private Stock Offerings
-----------------------
On September 30, 1999 the Company sold 85,000 shares of its restricted common stock at $.50 per share for total proceeds of $42,500.

In October of 1999 the Company sold 10,000 shares of its restricted common stock at $.50 per share for total proceeds of $5,000.

During the fourth quarter of 2000, the Company sold 45,000 shares of its restricted common stock at $2.00 per share for total proceeds of $90,000.

Note F:  Income taxes
=====================

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate at June 30, follows:

                                               2000          1999
                                            ------------ -------------
U.S. statutory federal rate................    34.00%        34.00%
Net operating loss for which no tax benefit
  is currently available...................   -34.00%       -34.00%
                                            ------------ -------------
                                                  0.00%         0.00%
                                            ============ =============

Income taxes from operations for the years ended June 30, 2000 and 1999, consisted of the following components: (1) current tax benefit ($594,580, $14,155, respectively) resulting from the net loss before income taxes, and (2) deferred tax expense ($594,580, $14,155 respectively) resulting from the valuation allowance recorded against the deferred tax asset (which is substantially comprised of net operating losses). The change in the valuation allowance from June 30, 1999 to June 30, 2000 was $580,425. Net operating loss carryforwards will expire through 2020.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.


Note G:  Subsequent event
=========================
In September 2000, the Company acquired all of the outstanding common shares of Vanadium and Magnetite Exploration Development Ltd. (a South African
corporation) ("Vanadium") in exchange for 4,000,000 shares of the Company's common stock. Vanadium's principal business has been to obtain mining rights, mining concessions and to explore such grants towards the mining and marketing of mineral products produced and all facets thereto.

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

Terryl K. Jensen, age 58         Director             From June 26, 1997
                                                      to present

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

                                Percentage of
                              Number & Class(1)            Outstanding
Name and Address                   of Shares              Common Shares

Glen R. Gamble
12892 Sierra Circle
Parker, CO 80134                 2,200,000                    53.01%

Terryl K. Jensen
9600 E. Arapahoe Road
#260
Englewood, CO 80112                 50,000                     1.2%

Robert A. Hildebrand
7345 E. Peakview
Englewood, CO 80111                 50,000                     1.2%

Beverly Jo Gamble
12892 Sierra Circle
Parker, CO 80134                   200,000                    4.82%

Mel Keller
R.R. 1 Box
Blairsburg, IA                     840,000                   20.24%

Victory Minerals Corp.
7345 E. Peakview
Englewood, Co 80111              2,000,000                   48.19%

Re-Group, Inc.
9600 E. Arapahoe Road
#260
Englewood, CO 80112                266,000                    6.41%

All Directors & Officers
as a group (3 persons)           3,606,000                   86.89%

[FN]
Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise.
Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

Beverly Jo Gamble is married to Glen R. Gamble, an officer and director of the Company. As a result, Glen R. Gamble would be deemed to be a beneficial owner of the Common Shares owned of record by
Beverly Jo Gamble.   Nevertheless, Glen R. Gamble disclaims any
beneficial ownership of the Common Shares owned of record by his wife.

Victory Minerals Corp. is a corporation controlled by Glen R.
Gamble, an officer and director of the Company.   As a result, Glen R.
Gamble would be deemed to be a beneficial owner of the 2,000,000 Common Shares owned of record by Victory Minerals Corp.

Daniel J. Boone and S. Diane Boone are principals of Re-Group, Inc.

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

Date:    October 13, 2000        Pinnacle Resources, Inc.

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

/s/ Glen R. Gamble                                  10/13/00
- ------------------------------
Glen R. Gamble
President  and  Director
(chief executive officer)


/s/ Robert A. Hildebrand                             10/13/00
- ------------------------------
Date:
Robert A. Hildebrand
Secretary/Treasurer  and  Director
(Chief Financial Officer)


/s/ Terryl F. Jensen                                  10/13/00
- ------------------------------
Terryl F. Jensen
Director