Form 10QSB
period 2000-09-30
PINNACLE RESOURCES INC
filed 2000-11-21
CIK 1043825

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                          FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d)
Securities Exchange Act of 1934
for Quarterly Period Ended September 30, 2000

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d)
of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

    Commission File Number                         000-22965


                 Pinnacle Resources, Inc.
--------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


        Wyoming                                   84-1414869
- --------------------------------------------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification Number)
of incorporation or organization)

9600 E. Arapahoe Road, Suite 260, Englewood, Colorado       80112
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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock,
        September 30, 2000:  Common Stock  -  5,860,000

                             PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Index to Condensed Consolidated Financial Statements

  Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements*
Condensed consolidated balance sheet, September 30, 2000 (unaudited). 3 Condensed consolidated statements of operations for the three months ended September 30, 2000
  and 1999, and from January 6, 1995 (inception)
  through September 30, 2000 (unaudited) ....                   ...... 4
Condensed consolidated statements of cash flows
  for the three months ended September 30, 2000
  and 1999, and from January 6, 1995 (inception)
  through September 30, 2000 (unaudited).....                    ..... 5
Notes to condensed consolidated financial statements.................  6







* The accompanying condensed consolidated financial statements are not covered by an Independent Certified Public Accountant's report

                    PINNACLE RESOURCES, INC.
                 (A Development Stage Company)

             Condensed Consolidated Balance Sheet
                          (Unaudited)

                       September 30, 2000

                           Assets
Current assets:
 Cash...........................................  $           146,789
 Receivables, other....................................        21,060
                                                  -------------------
                           Total current assets               167,849

Equipment, net..................................... .          74,420
Note receivable, net......................................          -
Mining lease, net (Note D)...........................       2,051,935
Goodwill, net..................................               363,461
                                                   ------------------
                                                   $        2,657,665
                                                   ==================

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable, trade.........................  $           69,845
 Line of credit..................................              40,000
 Note payable..................................               100,000
 Accrued interest payable.........................             13,077
 Advances payable to shareholder and officer.............   1,663,278
                                                   ------------------
   Total current liabilities                                1,886,200
                                                   ------------------
Minority interest..........................                       352

Shareholders' equity (Note D):
 Preferred stock..........................                          -
 Common stock.............................                         99
 Additional paid in capital.......................          2,683,901
 Cumulative translation adjustment  ...........                91,192
 Deficit accumulated during development stage..........    (2,004,079)
                                                   ------------------
   Total shareholders' equity                                 771,113
                                                   ------------------
                                                   $        2,657,665
                                                   ==================


See accompanying notes to condensed consolidated financial statements

                       PINNACLE RESOURCES, INC.
                     (A Development Stage Company)

           Condensed Consolidated Statements of Operations
                             (Unaudited)

                                                                                                January 6, 1995
                                                           Three Months Ended                      (inception)
                                                             September 30,                           through
                                                          --------------------                    September 30,
                                                            2000         1999                         2000
                                                          --------      ------                  -----------------
Operating expenses:
 Prospecting costs.................................      $   10,895    $     -                   $  1,029,690
 General and administrative....................              74,730      7,936                        363,375
 Legal and accounting fees............................        2,845      3,622                        179,796
 Travel..............................................           585      2,748                        168,037
 Depreciation and amortization......................         39,055      8,642                        135,399
 Foreign currency transaction loss.......................         -      1,489                         42,770
                                                         ----------    -------                   ------------
   Total operating expenses                                 128,110     24,437                      1,919,067
                                                         ----------    -------                   ------------
   Operating loss                                          (128,110)   (24,437)                    (1,919,067)

Non-operating income (expense):
 Write-down of notes receivable....................               -          -                        (86,293)
 Interest income.....................................         1,503      1,315                         54,474
 Other income...............................   .              3,860          -                          3,860
 Interest expense.................................           (1,918)    (1,250)                       (57,053)
                                                         ----------    -------                    -----------
   Net loss before income taxes                            (124,665)   (24,372)                    (2,004,079)

Income taxes (Note C)....................................         -          -                              -
                                                         ----------    -------                     ----------
   Net loss                                              $ (124,665)  $(24,372)                   $(2,004,079)
                                                         ==========   ========                    ===========
Basic and diluted loss per common share................  $    (0.02)  $      *
                                                         ==========   ========
Basic and diluted weighted average
 common shares outstanding............................ .. 6,223,333  5,278,333
                                                         ==========  =========

 *   Less than $.01 per share

                          PINNACLE RESOURCES, INC.
                        (A Development Stage Company)

                  Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                January 6, 1995
                                                           Three Months Ended                      (inception)
                                                             September 30,                           through
                                                          --------------------                    September 30,
                                                            2000         1999                         2000
                                                          --------      ------                  -----------------
Net cash used in operating activities.................  $  (49,715)   $  (16,244)                 $  (1,714,445)
                                                        ----------    ----------                  -------------
Cash flows from investing activities:
 Cash received for sale of options to purchase
  interest in subsidiary.................................        -             -                         42,708
 Purchase of equipment..............................        (3,034)            -                        (87,484)
 Advances made to related parties as notes receivable...........  -            -                       (145,000)
 Purchase of subsidiary,  cash received......................     -        1,151                          1,151
                                                        -----------    ---------                   ------------
Net cash used in investing activities.................       (3,034)       1,151                       (188,625)
                                                        -----------    ---------                   ------------

Cash flows from financing activities:
 Advances from officer/shareholder.....................     114,672            -                      1,531,167
 Proceeds from loans and line of credit.........             40,000            -                        140,000
 Proceeds from sale of common stock...........................    -       42,500                        287,500
                                                        -----------    ---------                    -----------
Net cash provided by financing activities..........         154,672       42,500                      1,958,667
                                                        -----------    ---------                    -----------
Cumulative translation adjustment.............................    -            -                         91,192
                                                        -----------    ---------                    -----------
   Net change in cash                                       101,923       27,407                        146,789
Cash and cash equivalents, beginning                         44,866          145                              -
                                                        -----------    ---------                    -----------
   Cash, ending                                         $   146,789    $  27,552                    $   146,789
                                                        ===========    =========                    ===========
Supplemental disclosure of cash flow information:
Cash paid for interest.............                     $         -    $       -                    $         -
                                                        ===========    =========                    ===========
Cash paid for income taxes...........................   $         -    $       -                    $         -
                                                        ===========    =========                    ===========
Non-cash investing and financing transactions:
 Acquisition of subsidiary in exchange for 1,500,000
  shares of common stock............................    $         -    $ 375,000                    $   375,000
                                                        ===========    =========                    ===========
 Acquisition of subsidiary in exchange for 4,000,000
  shares of common stock..............................  $ 2,000,000    $       -                    $ 2,000,000
                                                        ===========    =========                    ===========

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

During October of 1999 the Company issued 1,500,000 common shares from its treasury for the acquisition of 4,000 shares of Plateau Resources
(Pty) Ltd. which made Plateau a 100% wholly owned subsidiary of the Company.

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

At September 30, 2000, the Company had a negative working capital of $(1,718,351) consisting $167,849 in current assets and $1,886,200 in liabilities. The Company has no long-term liabilities.

Results of Operations.   The Company expects to earn consulting fees,
commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source.

To date, the Company has not yet commenced operations or received any
revenues.   The Company had a net loss for the three months ended
September 30, 2000 of $124,665.   The Company had prospecting costs of
$10,895, general and administrative expenses of $74,730, legal and accounting fees of $2,845, travel of $585, depreciation and amortization of $39,055 for the three months ended September 30, 2000.

General and administrative expenses included health insurance of $102, administration fees of $10,000, advertising of $1,050, automobile expense of $2,069, bank service charges of $105, contract labor of $438, office supplies of $830, office expense of $(798), on-line services of $1,402, operational fees of $135, postage and delivery of $822, printing and reproduction of $290, professional fees of $31,645, rent of $4,328, salaries-officer of $9,000, salaries - office of $1,250, stock transfer fees of $1,471, payroll taxes of $895, telephone of $6,753, payroll fees of $143 and credit card expenses of $2,800.

The Company had a net loss for the three months ended September 30,
1999 of $24,372.   The Company had general and administrative expenses
of $7,936, legal and accounting fees of $3,622, travel of $2,748, depreciation and amortization of $8,642 and foreign currency transaction loss of $1,489 for the three months ended September 30, 2000.

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