Form 10QSB
period 2000-12-31
PINNACLE RESOURCES INC
filed 2001-02-26
CIK 1043825

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                          FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d)
Securities Exchange Act of 1934
for Quarterly Period Ended December 31, 2000

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock,
        December 31, 2000:  Common Stock  -  14,241,500

                             PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Index to Condensed Consolidated Financial Statements

                                                                  Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements*
Condensed consolidated balance sheet, December 31, 2000 (unaudited) 3 Condensed consolidated statements of operations for the six months ended December 31, 2000
  and 1999, and from January 6, 1995 (inception)
  through December 31, 2000 (unaudited) ....                         4
Condensed consolidated statements of cash flows
  for the six months ended December 31, 2000
  and 1999, and from January 6, 1995 (inception)
  through December 31, 2000 (unaudited).....                         5
Notes to condensed consolidated financial statements.................6







* The accompanying condensed consolidated financial statements are not covered by an Independent Certified Public Accountant's report

PINNACLE RESOURCES, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

December 31, 2000

Assets
Current assets:
   Cash                                                                        $     15,557
   Receivables, other                                                                27,370
                                                                               ------------
               Total current assets                                                  42,927

Equipment, net                                                                       69,993
Mining lease, net (Note E)                                                        1,948,909
Goodwill, net.........................................................              337,535
                                                                               ------------
                                                                               $  2,399,364
                                                                               ============
Liabilities and Shareholders' Equity

   Current liabilities:
Accounts payable, trade.................................................    .. $     72,101
Line of credit..........................................................             49,984
Convertible debt (Note D)................................................            10,000
Notes payable.........................................................              100,000
Accrued interest payable.....................                                        14,730
Advances payable to shareholder and officer...........................            1,606,038
                                                                               ------------
               Total current liabilities                                          1,852,853

Minority interest..................................................                     352

Shareholders' equity (Note E):
Preferred stock                                                                           -
Common stock ....................................................................       102
   Outstanding stock options...................................................      47,165
   Additional paid in capital...............................................      4,205,461
   Deficit accumulated during development stage                                  (3,797,761)
   Cumulative translation adjustment.....                                            91,192
                                                                                 ----------
                Total shareholders' equity                                          546,159

                                                                                $ 2,399,364
                                                                                ===========

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                      January 6, 1995
                                                                                        (inception)
                                            Three Months Ended      Six Months Ended      through
                                               December 31,            December 31,       December 31,
                                          2000              1999    2000         1999        2000
                                          ----              -----   -----        ----      ---------
Operating expenses:
Prospecting costs..............     . $   50,935           $ 3,992   $   61,830   $ 3,992     $1,080,625
  Stock-based compensation (Note E)    1,535,728                 -    1,535,728         -      1,535,728
General and administrative                66,333            81,926      141,063    89,862        429,708
Legal and accounting fees                  1,657            24,993        4,502    28,615        181,453
Travel                                     4,142             8,836        4,727    11,584        172,179
Depreciation and amortization            133,379            25,926      172,434    34,568        268,778
 Foreign currency transaction loss             -                 -                  1,489         42,770
                                      ----------        ----------   ----------   -------     ----------
Total operating expenses               1,792,174           145,673    1,920,284   170,110      3,711,241
                                      ----------        ----------   ----------   -------     ----------
Operating loss                        (1,792,174)         (145,673)  (1,920,284) (170,110)    (3,711,241)

Non-operating income (expense):
Write-down of notes receivable                 -                 -            -         -        (86,293)
Interest income                            1,465             1,725        2,968     3,040         55,939
Other income                                   -                 -        3,860         -          3,860
Interest expense                          (2,973)           (1,250)      (4,891)   (2,500)       (60,026)
Net loss before income taxes          (1,793,682)         (145,198)  (1,918,347) (169,570)    (3,797,761)
                                    ------------       -----------  -----------  --------    -----------
Income taxes (Note C)                          -                 -            -         -              -
                                    ------------       -----------  -----------  --------    -----------
Net loss                            $ (1,793,682)      $  (145,198) $(1,918,347) $(169,570)  $(3,797,761)
                                    ============       ===========  ===========  =========   ===========
Basic and diluted loss
   per common share                 $      (0.18)      $     (0.02) $     (0.24) $  (0.03)
                                    ============       ===========  ===========  ========
Basic and diluted weighted average
common shares outstanding             10,091,000         5,845,000    7,990,500  5,311,666
                                      ==========        ==========   ==========  =========

 *   Less than $.01 per share

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                    January 6, 1995
                                                                                                      (inception)
                                                               Six Months Ended                         through
                                                         December 31,     December 31,
                                                             2000           1999                         2000
                                                        -----------       ------------               --------------
Net cash used in operating activities                   $ (176,691)       $ (169,570)                $ (1,841,421)

Cash flows from investing activities:
  Cash received for sale of options to purchase
     interest in subsidiary                                      -                 -                       42,708
  Purchase of equipment                                     (3,034)                -                      (87,484)
  Advances made to related parties as notes receivable           -                 -                     (145,000)
  Purchase of subsidiary,  cash received                         -             1,151                        1,151
                                                        -----------        ---------                 -----------
Net cash provided by (used in) investing activities         (3,034)            1,151                    (188,625)

Cash flows from financing activities:

  Advances from officer/shareholder                         57,432                 -                    1,473,927
  Proceeds from loans and line of credit                    59,984                 -                      159,984
  Proceeds from sale of common stock                        33,000            42,500                      320,500
                                                        ----------         ---------                  -----------
  Net cash provided by financing activities                150,416            42,500                    1,954,411

Cumulative translation adjustment                                -                 -                       91,192
Net change in cash                                         (29,309)         (125,919)                      15,557

Cash and cash equivalents, beginning                        44,866               145                            -
                                                        ==========        ==========                  ===========

Cash, ending                                            $   15,557        $ (125,774)                 $    15,557
                                                        ==========        ==========                  ===========
Supplemental disclosure of cash flow information:
Cash paid for interest                                  $        -        $        -                   $        -
Cash paid for income taxes                              $        -        $        -                   $        -

Non-cash investing and financing transactions:
   Acquisition of subsidiary in exchange for 1,500,000
      shares of common stock                            $        -        $  375,000                   $  375,000
   Acquisition of subsidiary in exchange for 4,000,000
      shares of common stock                            $2,000,000        $        -                   $2,000,000

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Pro forma adjustments include $280 in operating expenses and $11 in other income for Vanadium for the period from July 1, 2000 through September 24, 2000, and $94,440 of amortization expense for the same period.

Six months ended December 31, 1999
                                Pinnacle        Plateau       Vanadium       Adjustments      Pro Forma Consolidated
Revenues                       $       -        $     -        $     -       $       -         $            -
Operating expenses             $   149,254      $   45,293     $     -       $   103,026       $   297,573
Operating loss                 $  (149,254)     $  (45,293)    $     -       $  (103,026)      $  (297,573)
Non-operating income
   And expenses                $    (1,032)     $       83     $     -       $         -       $      (949)
Net income                     $   (12,135)     $  (45,293)    $     -       $  (103,026)      $  (160,454)
                               ===========      ==========     =======       ===========       ===========

Basic and diluted loss per
   Common share                $          -     $   (11.32)     $    -                         $     (0.02)
                               ============     ==========      ======                         ===========

Basic and diluted weighted
  Average common shares
  Outstanding                   5,311,666            4,000        4,000                          9,478,333
                               ==========        =========      =======                        ===========

The pro forma adjustment includes $103,026 of amortization expense for the six months ended December 31, 1999.

During the six months ended December 31, 2000, the Company sold 10,000 shares of its common stock for $20,000, $2.00 per share. On the date of the sale the market price of the stock was $6.46875. As a result, the Company recognized an expense for the difference between the market value, $64,688, and the sales price, $20,000. The $44,688 is included in the accompanying condensed consolidated financial statements as stock-based compensation.

During the six months ended December 31, 2000, the Company sold 6,500 shares of its common stock for $13,000, $2.00 per share. On the date of the sale the market price of the stock was $5.00. As a result, the Company recognized an expense for the difference between the market value, $32,500, and the sales price, $13,000. The $19,500 is included in the accompanying condensed consolidated financial statements as stock-based compensation.

On August 1, 2000, the Company entered into a consulting agreement with Petty International Development Corporation. Consideration for the services was to be paid for with 3,000,000 shares of the Company's common stock. On December 1, 2000 the agreement was rescinded.
Accordingly, the rescinded transaction is not included in the accompanying condensed consolidated financial statements.

On August 1, 2000, the Company executed a stock purchase agreement with the Madison Group for 1,000,000 shares of the Company's common stock in connection with a consulting contract. According to management, the consulting services were never performed and the 1,000,000 common shares, held in escrow as of December 31, 2000, will be returned to the Company. No stock-based compensation is recognized in the accompanying financial statements and the 1,000,000 shares in escrow are not considered outstanding at December 31, 2000.

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

The Company received a loan of $100,000 in March of 1998 and the Company has renewed that loan until March 2001. A loan of $75,000 was made to Plateau Resources (Pty) Ltd in May of 1999 was repaid when the Company closed on a Loan Facility Agreement with Anooraq Resources, Inc. Another loan made September of 1998 to Asset Partners, Ltd in the amount of $40,000 was written off even though the Company expects to receive back the principal plus accrued interest in the up coming physical year. There is a narrow probability that third party funding of Vanadium and Magnetite Exploration and Development (Pty) Ltd [VMED} will be finalized in the short term and it is highly unlikely that the Company will find a joint venture partner at any time in the near future. This acquisition has caused a financial burden of approximately US$7,500 per year for the Company and if the Company is unsuccessful in meeting those financial obligations then an asset sale of VMED would become a necessity.

At December 31, 2000, the Company had a negative working capital of $(1,809,926) consisting $42,927 in current assets and $1,852,853 in liabilities. The Company has no long-term liabilities.

Results of Operations.   The Company expects to earn consulting fees,
commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source.

To date, the Company has not yet commenced operations or received any
revenues.   The Company had a net loss for the six months ended
December 31, 2000 of $1,918,347.   The Company had prospecting costs
of $61,830, general and administrative expenses of $141,063, legal and accounting fees of $4,502, travel of $4,727, depreciation and amortization of $172,434 for the six months ended December 31, 2000.

General and administrative expenses included professional fees of $52,094, officer salaries of $16,500, telephone of $10,132, administration fees of $10,000, office salaries of $8,474, operational fees of $7,135, PR accommodation of $5,410, rent of 4,329, automobile expense of $4,305, payroll taxes of $3,449, stock transfer of $2,401, advertising of $2,270, payroll fees of $1,679, office supplies of $1,660, printing and reproduction of $1,619, labor for e-mail access of $1,518, postage and delivery of $1,459, financial and marketing services of $1,283 and other miscellaneous expenses of $5,346.

The Company had a net loss for the six months ended December 31, 1999
of $169,570.   The Company had general and administrative expenses of
$89,862, legal and accounting fees of $28.615, travel of $11,584, depreciation and amortization of $34.568 and foreign currency transaction loss of $1.489 for the six months ended December 31, 2000.

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