Form 10KSB/A
period 2000-06-30
PINNACLE RESOURCES INC
filed 2001-05-18
CIK 1043825

AMENDMENT 1 to
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

On October 1, 1999 the Company issued 140,000 shares of common stock for cash of $137,500, or $.50 per share, resulting in net cash flows from financing activities of $137,500.

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

                            PINNACLE RESOURCES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000

     ASSETS


CURRENT ASSETS

      Cash                                                        $    44,865
      Receivables, other                                               81,410
                                                                  -----------
                                            TOTAL CURRENT ASSETS      126,275
                                                                  ============

PROPERTY AND EQUIPMENT, net of
      accumulated depreciation of $9,925                               75,777

NOTE RECEIVABLE, net of allowance                                           -

GOODWILL, net of
      accumulated amortization of $86,419                             389,387
                                                                  ------------
                                                                  $   591,439
                                                                  ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts payable, trade                                     $    65,924
      Note payable                                                    100,000
      Accrued interest payable                                         11,425

      Advances payable to shareholder and office
             Of subsidiary                                            1,548,606
                                                                  ------------

                                      TOTAL CURRENT LIABILITIES     1,725,955
                                                                  ------------

MINORITY INTEREST                                                         352


SHAREHOLDERS' EQUITY (DEFICIT)
      Preferred stock, $.01 par value,  2,000,000 shares
        authorized; -0- shares issued and outstanding                       -
      Common stock, $.00001 par value; 500,000,000 shares
        authorized; 5,890,000 shares issued and outstanding                59
      Additional paid in capital                                      663,941
      Cumulative translation adjustment                                91,192
      Deficit accumulated during development stage                 (1,890,060)
                                                                  ------------
                            TOTAL SHAREHOLDERS' EQUITY (DEFICIT)   (1,134,868)
                                                                  ------------
                                                                  $   591,439
                                                                  ============


        See accompanying notes to the consolidated financial statements

                     PINNACLE RESOURCES, INC.
                   (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     January 6, 1995
                                                                      For the Years Ended June 30,     (inception)
                                                                      ----------------------------      through
                                                                         2000            1999         June 30, 2000
                                                                      -------------   ------------   ---------------
                                                                                                       (Unaudited)
OPERATING EXPENSES

     Prospecting costs                                                $  1,018,795    $      -       $   1,018,795
     General and administrative                                            224,391        18,030           299,291
     Legal and accounting fees                                             155,061         5,647           176,951
     Travel                                                                142,087        24,377           167,452
     Depreciation and amortization                                          96,344          -               96,344
     Foreign currency transaction loss                                      42,770          -               42,770
                                                                      -------------   ------------   ---------------
                                           TOTAL OPERATING EXPENSES      1,679,448        48,054         1,801,603
                                                                      -------------   ------------   ---------------

                                                     OPERATING LOSS     (1,679,448)      (48,054)       (1,801,603)
NON-OPERATING INCOME (EXPENSE)
     Write-down of notes receivable                                        (37,517)      (48,776)          (86,293)
     Interest expense                                                      (48,710)       (5,000)          (55,135)
     Interest income                                                        16,908        25,638            52,971
                                                                      -------------   ------------   ---------------
                                       NET LOSS BEFORE INCOME TAXES     (1,748,767)      (76,192)       (1,890,060)

INCOME TAXES                                                                     -             -                 -
                                                                      -------------   ------------   ---------------
                                                           NET LOSS   $ (1,748,767)   $  (76,192)    $  (1,890,060)
                                                                      =============   ============   ===============
NET LOSS PER COMMON SHARE:
     Basic and diluted                                                $      (0.31)   $    (0.02)
                                                                      =============   ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                                   5,574,167     4,250,000
                                                                      =============   ============

                            PINNACLE RESOURCES, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             From January 6, 1995 (inception) through June 30, 2000

                                                                                                     Cumulative
                                                                                                     Translation
                                                                                                     Adjustment
                                                                               Addi-                 ------------
                                           Preferred Stock   Common Stock     tional                    Other           Total
                                           ---------------  ----------------  Paid-in   Accumulated  Comprehensive   Shareholders'
                                           Shares   Amount  Shares    Amount  Capital   Deficit          Income     Equity (Deficit)
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------

Balance, January 6, 1995            -      $ -          -    $ -     $   -     $     -      $      -       $        -

January 1995 issuance of common stock
  in exchange for cash advances made on
  behalf of the Company and services
  at $.01 per share                          -        -       150,000      1     1,499        -             -               1,500

Net loss for the year ended June 30, 1995    -        -          -      -         -         (1,500)         -              (1,500)
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------
            BALANCE, June 30, 1995 and 1996  -        -       150,000      1     1,499      (1,500)         -                -


June 1997 issuance of common stock
   for cash at $.025 per share               -        -     4,000,000     40    99,960        -             -             100,000

Net loss for the year ended June 30, 1997    -        -          -      -         -           -             -                -
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------
                     BALANCE, June 30, 1997  -        -     4,150,000     41   101,459      (1,500)         -             100,000


Net loss for the year ended June 30, 1998..  -        -          -      -         -        (63,601)         -             (63,601)
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------
                     BALANCE, June 30, 1998  -        -     4,150,000     41   101,459     (65,101)         -              36,399


January 1999 issuance of common stock
   for cash at $.50 per share                -        -       100,000      1    49,999        -             -              50,000

Net loss for the year ended June 30, 1999    -        -          -      -         -        (76,192)         -             (76,192)
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------
                     BALANCE, June 30, 1999  -        -     4,250,000     42   151,458    (141,293)         -              10,207


August 30, 1999 issuance of common stock
   valued at $.25 per share in exchange for
   Plateau Resources, Inc. shares           -        -     1,500,000     15   374,985        -             -             375,000

September 1999 issuance of common stock
   for cash at $.50 per share               -        -        85,000      1    42,499        -             -              42,500

October 1999 issuance of common stock
   for cash at $.50 per share               -        -        10,000   -        5,000        -             -               5,000

June 2000 issuance of common stock
   for cash at $2.00 per share              -        -        45,000      1    89,999        -             -              90,000

Comprehensive loss

  Net loss for the year ended June 30, 1999  -        -          -      -         -     (1,748,767)         -          (1,748,767)
  Cumulative translation adjustment          -        -          -      -         -           -           91,192           91,192
Comprehensive loss                           -        -          -      -         -           -             -          (1,657,575)
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------
                     BALANCE, June 30, 2000  -      $ -     5,890,000 $   59  $663,941  $(1,890,060) $    91,192    $  (1,134,868)
                                           ======   ======  ========= ======  ========  ============ ============   ================


         See accompanying notes to the consolidated financial statements

                      PINNACLE RESOURCES, INC.
                    (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           January 6, 1995
                                                                                                             (inception)
                                                                        For the Years Ended June 30,           through
                                                                        -----------------------------       June 30, 2000
                                                                            2000             1999          ----------------
                                                                        -------------     -----------         (Unaudited)

OPERATING ACTIVITIES

    Net loss                                                            $ (1,748,767)     $  (76,192)      $   (1,890,060)

    Transactions not requiring cash:
      Common stock issued for services                                             -               -                   1,500
      Depreciation and amortization                                           96,344            -                  96,344
      Foreign currency transaction loss                                       42,770            -                  42,770
      Write-down of notes receivable                                          37,517          48,776               86,293

    Changes in current assets and current liabilities:
      Increase in receivables;
        net of  $40,091 from purchase of subsidiary                           12,296         (25,637)             (23,767)

      Increase in accounts payable and accrued liabilities
        net of $1,544 effects from purchase subsidiary                        53,580          14,200               75,805
                                                                          ----------        --------            ---------
                                                     NET CASH USED IN
                                                 OPERATING ACTIVITIES     (1,506,260)        (38,853)          (1,611,115)
                                                                          ==========        ========            =========
INVESTING ACTIVITIES
    Cash received for sale of options to purchase interest
      in subsidiary                                                           42,708            -                  42,708.
    Purchase of equipment                                                    (84,450)           -                 (84,450)
    Advances made to related parties as notes receivable                           -            (30,000)            (145,000)
    Purchase of subsidiary,  cash received                                     1,151            -                   1,151
                                                                           ---------         -------             --------
                                                     NET CASH USED IN
                                                 INVESTING ACTIVITIES        (40,591)        (30,000)            (185,591)
                                                                           ---------          ------             --------

FINANCING ACTIVITIES
    Advances from officer/shareholder, net of $185,727                     1,362,879            -               1,362,879

    Proceeds from loans                                                            -               -                 100,000
    Proceeds from sale of common stock                                       137,500          50,000              287,500

                                                 NET CASH PROVIDED BY
                                                 FINANCING ACTIVITIES      1,500,379          50,000            1,750,379
                                                                           ---------         -------            ---------

CUMULATIVE TRANSLATION ADJUSTMENT                                             91,192            -                  91,192
                                                                           ---------         -------            ---------

NET CHANGE  IN CASH AND CASH EQUIVALENTS                                      44,720         (18,853)              44,865
Cash and cash equivalents, beginning                                             145          18,998                    -
                                                                            --------         -------             --------
Cash and cash equivalents, ending                                           $ 44,866         $   145             $ 44,866
                                                                            ========         =======             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                     $       -         $     -             $      -
Cash paid for income taxes                                                 $       -         $     -             $      -
                                                                           =========         =======             ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of subsidiary in exchange for 1,500,000 shares of
    common stock                                                           $ 375,000         $     -             $375,000
                                                                           =========         =======             ========

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

During the year ended June 30, 2000, a shareholder of Plateau advanced Plateau $1,362,879 which is unsecured and carries interest at the LIBOR +
two percent.   At June 30, 2000, the third party had advanced Plateau a total of $1,548,606, which is included in the accompanying financial statements as
advances payable to shareholder and officer of subsidiary.   The Plateau
shareholder has subordinated its loan in favor of the creditors of Plateau until such time as the assets of Plateau fairly valued, exceed its liabilities.

                            PINNACLE RESOURCES, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements


Note C:  Property and equipment
===============================

Equipment consisted of the following:
Office furniture and fixtures.............         3,077
Computer equipment........................        24,059
Motor vehicles............................        58,566
                                            ------------
                                                  85,702
Less accumulated depreciation.............        (9,925)
                                            -------------------
                                            $     75,777
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

During the year ended June 30, 2000 the Company entered into an agreement with an unrelated third party, whereby thethird party could purchase up to 70 percent of the Company's interest in Plateau. As of June 30, 2000 the third party had acquired a 35 percent interest. In exchange for this agreement, the third party paid the Company $42,708 which the Company accordingly reduced its investment in Plateau. The minority interest's share of Plateau's net losses exceed the third party's equity in Plateau by 109,558, therefore the minority losses have been charged to the Company until such time the third party's equity exceeds the losses.

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

Date:    May 17, 2001            Pinnacle Resources, Inc.

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

/s/ Glen R. Gamble                                  5/17/01
- ------------------------------
Glen R. Gamble
President  and  Director
(chief executive officer)


/s/ Robert A. Hildebrand                             5/17/01
- ------------------------------
Date:
Robert A. Hildebrand
Secretary/Treasurer  and  Director
(Chief Financial Officer)


/s/ Terryl F. Jensen                                  5/17/01
- ------------------------------
Terryl F. Jensen
Director