Form 10KSB/A
period 2000-06-30
PINNACLE RESOURCES INC
filed 2001-05-18
CIK 1043825

AMENDMENT 2 to
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
                                                                      =============   ============

          See accompanying notes to consolidated financial statements

                            PINNACLE RESOURCES, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             From January 6, 1995 (inception) through June 30, 2000

                                                                                                     Cumulative
                                                                                                     Translation
                                                                                                     Adjustment
                                                                               Addi-                 ------------
                                           Preferred Stock   Common Stock     tional                    Other           Total
                                           ---------------  ----------------  Paid-in   Accumulated  Comprehensive   Shareholders'
                                           Shares   Amount  Shares    Amount  Capital   Deficit          Income     Equity (Deficit)
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------

Balance, January 6, 1995            -      $ -          -    $ -     $   -     $     -      $      -       $        -

January 1995 issuance of common stock
  in exchange for cash advances made on
  behalf of the Company and services
  at $.01 per share                          -        -       150,000      1     1,499        -             -               1,500

Net loss for the year ended June 30, 1995    -        -          -      -         -         (1,500)         -              (1,500)
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------
            BALANCE, June 30, 1995 and 1996  -        -       150,000      1     1,499      (1,500)         -                -


June 1997 issuance of common stock
   for cash at $.025 per share               -        -     4,000,000     40    99,960        -             -             100,000

Net loss for the year ended June 30, 1997    -        -          -      -         -           -             -                -
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------
                     BALANCE, June 30, 1997  -        -     4,150,000     41   101,459      (1,500)         -             100,000


Net loss for the year ended June 30, 1998..  -        -          -      -         -        (63,601)         -             (63,601)
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------
                     BALANCE, June 30, 1998  -        -     4,150,000     41   101,459     (65,101)         -              36,399


January 1999 issuance of common stock
   for cash at $.50 per share                -        -       100,000      1    49,999        -             -              50,000

Net loss for the year ended June 30, 1999    -        -          -      -         -        (76,192)         -             (76,192)
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------
                     BALANCE, June 30, 1999  -        -     4,250,000     42   151,458    (141,293)         -              10,207


August 30, 1999 issuance of common stock
   valued at $.25 per share in exchange for
   Plateau Resources, Inc. shares           -        -     1,500,000     15   374,985        -             -             375,000

September 1999 issuance of common stock
   for cash at $.50 per share               -        -        85,000      1    42,499        -             -              42,500

October 1999 issuance of common stock
   for cash at $.50 per share               -        -        10,000   -        5,000        -             -               5,000

June 2000 issuance of common stock
   for cash at $2.00 per share              -        -        45,000      1    89,999        -             -              90,000

Comprehensive loss

  Net loss for the year ended June 30, 1999  -        -          -      -         -     (1,748,767)         -          (1,748,767)
  Cumulative translation adjustment          -        -          -      -         -           -           91,192           91,192
                                                                                                                    -------------
Comprehensive loss                           -        -          -      -         -           -             -          (1,657,575)
                                           ------   ------  --------- ------  --------  -----------  ------------   ----------------
                     BALANCE, June 30, 2000  -      $ -     5,890,000 $   59  $663,941  $(1,890,060) $    91,192    $  (1,134,868)
                                           ======   ======  ========= ======  ========  ============ ============   ================


         See accompanying notes to the consolidated financial statements

                      PINNACLE RESOURCES, INC.
                    (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           January 6, 1995
                                                                                                             (inception)
                                                                        For the Years Ended June 30,           through
                                                                        -----------------------------       June 30, 2000
                                                                            2000             1999          ----------------
                                                                        -------------     -----------         (Unaudited)

OPERATING ACTIVITIES

    Net loss                                                            $ (1,748,767)     $  (76,192)      $   (1,890,060)

    Transactions not requiring cash:
      Common stock issued for services                                             -               -                1,500
      Depreciation and amortization                                           96,344            -                  96,344
      Foreign currency transaction loss                                       42,770            -                  42,770
      Write-down of notes receivable                                          37,517          48,776               86,293

    Changes in current assets and current liabilities:
      Increase in receivables;
        net of  $40,091 from purchase of subsidiary                           12,296         (25,637)             (23,767)

      Increase in accounts payable and accrued liabilities
        net of $1,544 effects from purchase subsidiary                        53,580          14,200               75,805
                                                                          ----------        --------            ---------
                                                     NET CASH USED IN
                                                 OPERATING ACTIVITIES     (1,506,260)        (38,853)          (1,611,115)
                                                                          ----------        --------           ----------
INVESTING ACTIVITIES
    Cash received for sale of options to purchase interest
      in subsidiary                                                           42,708            -                  42,708
    Purchase of equipment                                                    (84,450)           -                 (84,450)
    Advances made to related parties as notes receivable                           -            (30,000)         (145,000)
    Purchase of subsidiary,  cash received                                     1,151            -                   1,151
                                                                           ---------         -------             --------
                                                     NET CASH USED IN
                                                 INVESTING ACTIVITIES        (40,591)        (30,000)            (185,591)
                                                                           ---------          ------             --------

FINANCING ACTIVITIES
    Advances from officer/shareholder, net of $185,727                     1,362,879            -               1,362,879

    Proceeds from loans                                                            -               -              100,000
    Proceeds from sale of common stock                                       137,500          50,000              287,500
                                                                           ---------         -------            ---------

                                                 NET CASH PROVIDED BY
                                                 FINANCING ACTIVITIES      1,500,379          50,000            1,750,379
                                                                           ---------         -------            ---------

CUMULATIVE TRANSLATION ADJUSTMENT                                             91,192            -                  91,192
                                                                           ---------         -------            ---------

NET CHANGE  IN CASH AND CASH EQUIVALENTS                                      44,720         (18,853)              44,865
Cash and cash equivalents, beginning                                             145          18,998                    -
                                                                            --------         -------             --------
Cash and cash equivalents, ending                                           $ 44,865         $   145             $ 44,865
                                                                            ========         =======             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                     $       -         $     -             $      -
                                                                           =========         =======             ========
Cash paid for income taxes                                                 $       -         $     -             $      -
                                                                           =========         =======             ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of subsidiary in exchange for 1,500,000 shares of
    common stock                                                           $ 375,000         $     -             $375,000
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

Pro forma adjustments include $6,125 of the operating expenses for Plateau for the two months ended August 31, 1999 and $8,751 amortization expense for the two months ended August 31, 1999.


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