Form 10QSB/A
period 2000-09-30
PINNACLE RESOURCES INC
filed 2001-05-18
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         Amendment 1 to
                          FORM 10-QSB

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

                             PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed consolidated balance sheet, September 30, 2000 (unaudited) 3 Condensed consolidated statements of operations for the three months ended September 30, 2000
  and 1999, and from January 6, 1995 (inception)
  through September 30, 2000 (unaudited)                              4
Condensed consolidated statements of cash flows
  for the three months ended September 30, 2000
  and 1999, and from January 6, 1995 (inception)
  through September 30, 2000 (unaudited)                              5
Notes to condensed consolidated financial statements                  6

                    PINNACLE RESOURCES, INC.
                 (A Development Stage Company)

             Condensed Consolidated Balance Sheet
                          (Unaudited)

                       September 30, 2000

                           Assets
Current assets:
 Cash                                             $           146,789
 Receivables, other                                            21,060
                                                  -------------------
                           Total current assets               167,849

Equipment, net                                                 74,420
Note receivable, net                                                -
Goodwill, net                                                 363,461
                                                   ------------------
                                                     $        605,730
                                                   ==================

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable, trade                           $           69,845
 Line of credit                                                40,000
 Note payable                                                 100,000
 Accrued interest payable.........................             13,077
 Advances payable to shareholder and officer                1,663,278
                                                   ------------------
   Total current liabilities                                1,886,200
                                                   ------------------
Minority interest                                                 352

Shareholders' equity (Note D):
 Preferred stock                                                    -
 Common stock                                                      99
 Additional paid in capital                                   623,380
 Cumulative translation adjustment                             91,192
 Deficit accumulated during development stage              (1,995,493)
                                                   ------------------
   Total shareholders' deficit                             (1,280,822)
                                                   ------------------
                                                   $          605,730
                                                   ==================



See accompanying notes to condensed consolidated financial statements

                       PINNACLE RESOURCES, INC.
                     (A Development Stage Company)

           Condensed Consolidated Statements of Operations
                             (Unaudited)

                                                                                                January 6, 1995
                                                           Three Months Ended                      (inception)
                                                             September 30,                           through
                                                          --------------------                    September 30,
                                                            2000         1999                         2000
                                                          --------      ------                  -----------------
Operating expenses:
 Prospecting costs                                       $   10,895    $     -                   $  1,029,690
 General and administrative                                  74,730      7,936                        363,375
 Legal and accounting fees                                    2,845      3,622                        179,796
 Travel                                                         585      2,748                        168,037

 Depreciation and amortization                               30,469      8,642                        126,813

 Foreign currency transaction loss                     -      1,489                         42,770
                                                         ----------    -------                   ------------

   Total operating expenses                                 119,524     24,437                      1,910,481
                                                         ----------    -------                   ------------
   Operating loss                                          (119,524)   (24,437)                    (1,910,481)

Non-operating income (expense):
 Write-down of notes receivable                                   -          -                        (86,293)
 Interest income                                              1,503      1,315                         54,474
 Other income                                                 3,860          -                          3,860
 Interest expense                                            (1,918)    (1,250)                       (57,053)
                                                         ----------    -------                    -----------

   Net loss before income taxes                            (116,079)   (24,372)                    (1,995,493)

Income taxes (Note C)                                             -          -                              -
                                                         ----------    -------                     ----------

   Net loss                                              $ (116,079)  $(24,372)                   $(1,995,493)
                                                         ==========   ========                    ===========

Basic and diluted loss per common share                  $    (0.02)  $      *
                                                         ==========   ========
Basic and diluted weighted average
 common shares outstanding                                6,556,667  5,278,333
                                                         ==========  =========

 *   Less than $.01 per share

See accompanying notes to condensed consolidated financial statements

                          PINNACLE RESOURCES, INC.
                        (A Development Stage Company)

                  Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                January 6, 1995
                                                           Three Months Ended                      (inception)
                                                             September 30,                           through
                                                          --------------------                    September 30,
                                                            2000         1999                         2000
                                                          --------      ------                  -----------------
Net cash used in operating activities.................  $  (49,715)   $  (16,244)                 $  (1,714,445)
                                                        ----------    ----------                  -------------
Cash flows from investing activities:
 Cash received for sale of options to purchase
  interest in subsidiary                                         -             -                         42,708
 Purchase of equipment                                      (3,034)            -                        (87,484)
 Advances made to related parties as notes receivable            -            -                       (145,000)
 Purchase of subsidiary,  cash received                          -        1,151                          1,151
                                                        -----------    ---------                   ------------
Net cash used in investing activities                       (3,034)       1,151                       (188,625)
                                                        -----------    ---------                   ------------

Cash flows from financing activities:
 Advances from officer/shareholder                          114,672            -                      1,531,167
 Proceeds from loans and line of credit                      40,000            -                        140,000
 Proceeds from sale of common stock...........................    -       42,500                        287,500
                                                        -----------    ---------                    -----------
Net cash provided by financing activities.                  154,672       42,500                      1,958,667
                                                        -----------    ---------                    -----------
Cumulative translation adjustment.............................    -            -                         91,192
                                                        -----------    ---------                    -----------
   Net change in cash                                       101,923       27,407                        146,789
Cash, beginning                                              44,866          145                              -
                                                        -----------    ---------                    -----------
Cash, ending                                            $   146,789    $  27,552                    $   146,789
                                                        ===========    =========                    ===========
Supplemental disclosure of cash flow information:
Cash paid for interest.............                     $         -    $       -                    $         -
                                                        ===========    =========                    ===========
Cash paid for income taxes                              $         -    $       -                    $         -
                                                        ===========    =========                    ===========
Non-cash investing and financing transactions:
 Acquisition of subsidiary in exchange for 1,500,000
  shares of common stock                                $         -    $ 375,000                    $   375,000
                                                        ===========    =========                    ===========
 Acquisition of subsidiary in exchange for 4,000,000
  shares of common stock.                               $ 2,000,000    $       -                    $ 2,000,000
                                                        ===========    =========                    ===========

PINNACLE RESOURCES, INC.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note A:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated June 30, 2000 and filed October 13, 2000, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note B:  Related party transactions

At June 30, 2000, the Company owed a Plateau shareholder$1,548,606 for advances and related accrued interest. During the three months ended September 30, 2000, advances and accrued interest increased the liability to $1,606,765. The shareholder has subordinated the loan in favor of the creditors of Plateau until such time as the assets of Plateau, fairly valued, exceed its liabilities.

Note C:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2000 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Note D:  Changes in shareholders' equity

Following is a schedule of changes in shareholders' equity for the three months ended September 30, 2000:

                                          Common Stock          Additional                          Cumulative
                                    -----------------------       Paid-in      Accumulated          Translation
                                    Shares           Amount       Capital        Deficit             Adjustment       Total
                                   --------         --------   ------------   --------------       -------------    ---------
Balance, July 1, 2000               5,890,000        $    59    $  683,941     $(1,879,414)          $   91,192    $(1,104,222)

September, 2000, issuance
   Of common stock at $6.44
   Per share in exchange
     for Vanadium shares            4,000,000             40      (60,561)                -                    -      (60,521)
Net loss for the three months
   Ended September 30, 2000                 -              -             -        (116,079)                   -      (116,079)
                                    ---------        -------     ---------      ----------            ---------     ---------
Balance, September 30, 2000         9,890,000        $    99    $  623,380     $(1,995,493)             $91,192   $(1,280,822)
                                    =========        =======    ==========     ===========            =========   ===========

Vanadium acquisition

On September 25, 2000, the Company purchased all of the outstanding common stock of Vanadium and Magnetite Exploration Development, Ltd. (Vanadium), a South African corporation, in exchange for 4,000,000 shares of the Company's common stock.

The Company has recorded the transaction as a purchase in accordance
with the Accounting Principles Board Opinion No, 16.   The
accompanying condensed consolidated financial statements include the results of operations of Vanadium from the date of acquisition through
September 30, 2000.   The transaction was valued at $(60,521), or
$(.015) per share based on the book value of Vanadium's net liabilities, in accordance with paragraph 26 of Accounting Principles
Board Opinion No. 26.   Vanadium was acquired from an independent and
unaffiliated third party.   No goodwill was recorded in the
transaction.

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following pro forma condensed, consolidated statements of operations gives effect to the acquisition of Vanadium as if it occurred at the beginning of the periods presented. The pro forma condensed, consolidated statements of operations are not necessarily indicative of results of operations had the acquisition occurred at the beginning of the periods presented, not the results to be expected in the future.

Three months ended September 30, 2000

                                                                                                            Pro Forma
                                        Pinnacle          Plateau         Vanadium       Adjustments      Consolidated
                                        --------          -------         --------       -----------      ------------
Revenues                                $      -          $      -        $      -       $        -        $         -
Operating Expenses                      $ 76,828          $ 42,694        $      -       $        -        $   119,522
Operating loss                          $(76,828)         $(42,694)       $      -       $        -        $  (119,522)
Non-operating income
   and expenses                         $  3,239          $    204        $      -       $        -        $     3,443
Net income                              $(73,589)         $(42,490)       $      -       $        -        $  (116,079)
                                        ========          ========        ========       ==========        ===========

Basic and diluted loss per
   Common share                         $  (0.01)         $  (6.90)       $      -                        $     (0.01)
                                        ========          ========        ========                         ===========
Basic and diluted weighted
   average common shares
   outstanding                         9,903,333             6,154           4,000                          12,570,000
                                       =========          ========        ========                         ===========

There were no pro forma adjustments for the three months ended September
30, 2000.


Three months ended September 30, 1999

                                                                                                            Pro Forma
                                        Pinnacle          Plateau         Vanadium       Adjustments      Consolidated
                                        --------          -------         --------       -----------      ------------
Revenues                                $      -          $      -        $      -       $        -        $         -
Operating Expenses                      $ 12,200          $ 34,520        $      -       $        -        $    46,720
Operating loss                          $(12,200)         $(34,520)       $      -       $        -        $   (46,720)
Non-operating income
   and expenses                         $     65          $      -        $      -       $        -        $        65
Net income                              $(12,135)         $(34,520)       $      -       $        -        $   (46,655)
                                        ========          ========        ========       ==========        ===========
Basic and diluted loss per
   Common share                         $      -         $  (8.63)        $      -                         $     (0.01)
                                        ========          ========        ========                         ===========
Basic and diluted weighted
   average common shares
   outstanding                         5,278,333             4,000           4,000                           9,278,333
                                       =========          ========        ========                         ===========

There were no pro forma adjustments for the three months ended September
30, 1999

Common stock

On August 1, 2000, the Company entered into a consulting agreement
with Petty International Development Corporation.   Consideration for
the services was to be paid with 3,000,000 shares of the Company's
common stock.   On December 1, 2000, the agreement was rescinded.
Accordingly, the rescinded transaction is not reflected in the accompanying condensed consolidated financial statements.

On August 1, 2000, the Company executed a stock purchase agreement with Madison Group for 1,000,000 shares of the Company's common stock
in connection with a consulting contract.   According to management,
the consulting services were never performed and the 1,000,000 common shares, held in escrow as of September 30, 2000, will be returned to
the Company.   No stock-based compensation is recognized in the
accompanying condensed consolidated financial statements and the 1,000,000 shares in escrow are not considered outstanding at September 30, 2000.

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

To date, the Company has not yet commenced operations or received any
revenues.   The Company had a net loss for the three months ended
September 30, 2000 of $116,079.   The Company had prospecting costs of
$10,895, general and administrative expenses of $74,730, legal and accounting fees of $2,845, travel of $585, depreciation and amortization of $30,469 for the three months ended September 30, 2000.

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

Dated:   May 17, 2001

PINNACLE RESOURCES, INC
By: /s/ Glen R. Gamble
    --------------------
    Glen R. Gamble
President and Director



12