Form 10QSB/A
period 2000-12-31
PINNACLE RESOURCES INC
filed 2001-05-18
CIK 1043825

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

PART I -- FINANCIAL INFORMATION                                   Page

Item 1. Financial Statements

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
Notes to condensed consolidated financial statements.................6

PINNACLE RESOURCES, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

December 31, 2000

Assets
Current assets:
   Cash                                                                        $     15,557
   Receivables, other                                                                27,370
                                                                               ------------
               Total current assets                                                  42,927

Equipment, net                                                                       69,993
Goodwill, net.(Note E)................................................                    -
                                                                               ------------
                                                                               $    112,920
                                                                               ============
Liabilities and Shareholders' Equity

   Current liabilities:
Accounts payable, trade.................................................    .. $     72,101
Line of credit..........................................................             49,984
Convertible debt (Note D)................................................            10,000
Notes payable.........................................................              100,000
Accrued interest payable.....................                                        14,730
Advances payable to shareholder and officer...........................            1,606,038
                                                                               ------------
               Total current liabilities                                          1,852,853
                                                                               ------------
Minority interest..................................................                     352

Shareholders' deficit (Note E):
Preferred stock                                                                           -
Common stock ....................................................................       102
   Outstanding stock options...................................................      47,165
   Additional paid in capital...............................................      2,080,752
   Deficit accumulated during development stage                                  (3,959,496)
   Cumulative translation adjustment.....                                            91,192
                                                                                 ----------
                Total shareholders' deficit                                      (1,740,285)
                                                                                -----------
                                                                                $   112,920
                                                                                ===========


See accompanying notes to condensed consolidated financial statements

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                      January 6, 1995
                                                                                        (inception)
                                            Three Months Ended      Six Months Ended      through
                                               December 31,            December 31,       December 31,
                                          2000              1999    2000         1999        2000
                                          ----              -----   -----        ----      ---------
Operating expenses:
Prospecting costs..............     . $   50,935           $ 3,992   $   61,830   $ 3,992     $1,080,625

Stock-based compensation (Note E)      1,471,540                 -    1,471,540         -      1,471,540

General and administrative                66,333            81,926      141,063    89,862        429,708
Legal and accounting fees                  1,657            24,993        4,502    28,615        181,453
Travel                                     4,142             8,836        4,727    11,584        172,179
Depreciation and amortization             21,767            25,926       60,822    34,568        157,166

Asset impairment charge (Note E)         337,535                 -      337,535         -        337,535

Foreign currency transaction loss              -                 -            -     1,489         42,770
                                      ----------        ----------   ----------   -------     ----------

Total operating expenses               1,953,909           145,673    2,082,019   170,110      3,872,976
                                      ----------        ----------   ----------   -------     ----------
Operating loss                        (1,953,909)         (145,673)  (2,082,019) (170,110)    (3,872,976)

Non-operating income (expense):
Write-down of notes receivable                 -                 -            -         -        (86,293)

Interest income                            1,465            47,500        2,968     3,040         55,939

Other income                                   -                 -        3,860         -          3,860
Interest expense                          (2,973)           (1,250)      (4,891)   (2,500)       (60,026)
                                    ------------       -----------  -----------  --------    -----------

Net loss before income taxes          (1,955,417)          (99,423)  (2,080,082) (169,570)    (3,959,496)

Income taxes (Note C)                          -                 -            -         -              -
                                    ------------       -----------  -----------  --------    -----------

Net loss                            $ (1,955,417)      $  (99,423) $(2,080,082) $(169,570)  $(3,959,496)
                                    ============       ===========  ===========  =========   ===========
Basic and diluted loss
   per common share                 $      (0.19)      $     (0.02) $     (0.25) $  (0.03)
                                    ============       ===========  ===========  ========
Basic and diluted weighted average
common shares outstanding             10,091,000         5,845,000    8,297,875  5,311,666
                                      ==========        ==========   ==========  =========


See accompanying notes to condensed consolidated financial statements

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                    January 6, 1995
                                                                                                      (inception)
                                                               Six Months Ended                         through
                                                         December 31,     December 31,
                                                             2000           1999                         2000
                                                        -----------       ------------               --------------
Net cash used in operating activities                   $ (176,691)       $ (92,952)                $ (1,841,421)

Cash flows from investing activities:
  Cash received for sale of options to purchase
     interest in subsidiary                                      -                 -                       42,708
  Purchase of equipment                                     (3,034)                -                      (87,484)
  Advances made to related parties as notes receivable           -                 -                     (145,000)
  Proceeds from related parties from notes receivable            -           100,000                            -
  Purchase of subsidiary,  cash received                         -             1,151                        1,151
                                                        -----------        ---------                 -----------
Net cash provided by (used in) investing activities         (3,034)          101,151                     (188,625)

Cash flows from financing activities:

  Advances from officer/shareholder                         57,432                 -                    1,473,927
  Proceeds from loans and line of credit                    59,984                 -                      159,984
  Proceeds from sale of common stock                        33,000            47,500                      320,500
                                                        ----------         ---------                  -----------
  Net cash provided by financing activities                150,416            47,500                    1,954,411
                                                        ----------         ---------                  -----------
Cumulative translation adjustment                                -                 -                       91,192
                                                        ----------         ---------                  -----------
Net change in cash                                         (29,309)           55,697                       15,557

Cash, beginning                                             44,866               145                            -
                                                        ----------        ----------                  -----------
Cash, ending                                            $   15,557        $   55,842                  $    15,557
                                                        ==========        ==========                  ===========
Supplemental disclosure of cash flow information:
Cash paid for interest                                  $        -        $        -                   $        -
                                                        ----------        ----------                    ---------
Cash paid for income taxes                              $        -        $        -                   $        -
                                                        ----------        ----------                   ----------
Non-cash investing and financing transactions:
   Acquisition of subsidiary in exchange for 1,500,000
      shares of common stock                            $        -        $  375,000                   $  375,000
                                                        ----------        ----------                   ----------
   Acquisition of subsidiary in exchange for 4,000,000
      shares of common stock                            $2,000,000        $        -                   $2,000,000
                                                        ----------        ----------                   ----------

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

Note B:  Related party transactions

At June 30, 2000, the Company owed a Plateau shareholder $1,548,606 for advances and related accrued interest. During the six months ended December 31, 2000, advances and accrued interest increased the liability to $1,552,360. The shareholder has subordinated the loan in favor of the creditors of Plateau until such time as the assets of Plateau, fairly valued, exceed its liabilities.

Note C:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended December 31, 2000 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Note D:  Convertible debt

During the three months ended December 31, 2000, the Company received $10,000 in exchange for a convertible promissory note. The note is convertible to 5,000 shares of the Company's common stock at the option of the lender. The note carries an interest rate of ten percent and matures on February 15, 2001.

Note E:   Changes in shareholders' equity for the six months ended
December 31, 2000

                                      Common Stock         Outstanding     Additional                       Cumulative
                                 -----------------------     Stock          Paid-in      Accumulated       Translation
                                 Shares           Amount     Options       Capital        Deficit          Adjustment    Total
                                --------         --------   ------------   ---------    -------------       ---------    ------
Balance, July 1, 2000            5,890,000       $    59     $      -     $  683,941     $(1,879,414)   $   91,192    $(1,104,222)

September 2000, issuance
   Of common stock at $.50
   Per share in exchange
     for Vanadium shares         4,000,000            40            -       (60,561)               -             -       (60,521)
October 2000, sale of
   Common stock at $2.00 per
   Share                            10,000             -            -         20,000               -             -         20,000
November 2000, sale of
   Common stock at $2.00 per
   Share                             6,500             -            -         13,000               -             -         13,000

November 2000, issuance of
   Common stock in exchange for
   Services, $5.00/share           250,000             3            -      1,249,997               -             -      1,250,000
November 200, issuance of
   Common stock in exchange for
   Services, $5.00/share            15,000             -            -         75,000               -             -         75,000
November 2000, stock options
   Granted to non-employee in
   Exchange for services                 -             -     47,165                -               -             -         47,165


PINNACLE RESOURCES, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note E:  continued

December 2000, issuance of
   Common stock in exchange for
   Services, $3.3125/share          30,000             -            -         99,375               -             -         99,375

Net loss for the six months
   Ended December 31, 2000               -              -           -              -      (2,080,082)            -     (2,080,082)
                                 ---------        -------   ---------      ---------       ---------     ---------      ---------
Balance, December 31, 2000      10,201,500        $   102   $  47,165     $2,080,752    $(3,959,496)     $ 91,192     $(1,740,285)

Vanadium acquisition

On September 25, 2000, the Company purchased all of the outstanding common stock of Vanadium and Magnetite Exploration & Development
Co.(S.A.) Proprietary Limited. (Vanadium), a South African corporation, in exchange for 4,000,000 shares of the Company's common stock.

The Company has recorded the transaction as a purchase in accordance with the Accounting Principles Board Opinion No. 16. The accompanying condensed, consolidated financial statements include the results of operations of Vanadium from the date of acquisition through September 30, 2000. The transaction was valued at $(60,521), or $(.015) per share based on the book value of Vanadium's net liabilities, in accordance with
paragraph 26 of Accounting Principles Board Opinion No. 26.   Vanadium
was acquired from an independent and unaffiliated third party.   No
goodwill was recorded in the transaction

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

Six months ended December 31, 2000
                                Pinnacle        Plateau       Vanadium       Adjustments     Pro Forma Consolidated
Revenues                       $       -        $     -        $       -       $       -       $           -

Operating expenses             $  1,611,415     $  114,053     $    3,090      $       -       $  1,728,558
Operating loss                 $ (1,611,415)    $ (114,053)    $   (3,090)     $       -       $ (1,728,558)
Non-operating income
   And expenses                $     (2,306)    $      380     $        3      $       -       $      (1,923)
Net income                     $ (1,613,721)    $ (113,673)    $   (3,087)     $       -       $  (1,730,481)
                               ===========      ==========     ==========       ===========    =============

Basic and diluted loss per
   Common share                $      (0.20)     $  (18.47)     $   (0.77)                       $     (0.17)
                               ============     ==========      =========                        ===========

Basic and diluted weighted
  Average common shares
  Outstanding                   7,990,500            6,154          4,000                          9,990,500
                               ==========        =========        =======                        ===========

There were no pro forma adjustments for the six months ended December
31, 2000

Six months ended December 31, 1999
                                Pinnacle        Plateau       Vanadium       Adjustments     Pro Forma Consolidated
Revenues                       $       -        $     -        $     -       $       -         $            -

Operating expenses             $   149,254      $   45,293     $     -       $       -         $      194,547
Operating loss                 $  (149,254)     $  (45,293)    $     -       $       -         $     (194,547)
Non-operating income
   And expenses                $    (1,032)     $       83     $     -       $       -         $         (949)


Net income                     $  (150,286)     $  (45,210)    $     -       $       -         $     (195,496)
                               ===========      ==========     =======       ===========       ==============
Basic and diluted loss per
   Common share                $          -     $   (11.30)     $    -                         $     (0.02)
                               ============     ==========      ======                         ===========

Basic and diluted weighted
  Average common shares
  Outstanding                   5,311,666            4,000        4,000                          9,478,333
                               ==========        =========      =======                        ===========

There were no pro forma adjustments for the six months ended December 31, 1999.

During the six months ended December 31, 2000, the Company sold 16,500 shares of its common stock for $33,000, $2.00 per share.

During the six months ended December 31, 2000, the Company issued 250,000 shares of its common stock in exchange for financial consulting and brokerage services. On the date of the issuance the market price of the stock was $5.00 per share. As a result, the Company recognized a stock-based compensation expense for the market value of the stock, $1,250,000.

During the six months ended December 31, 2000, the Company issued 15,000 shares of its common stock in exchange for finders fees related to the search for additional corporate acquisitions. On the date of the issuance the market price of the stock was $5.00 per share. As a result, the Company recognized a stock-based compensation expense for the market value of the stock, $75,000.

During the six months ended December 31, 2000, the Company issued 30,000 shares of its common stock in exchange for finders fees related to the search for additional corporate acquisitions. On the date of the issuance the market price of the stock was $3.3125 per share. As a result, the Company recognized a stock-based compensation expense for the market value of the stock, $99,375.

Stock options

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" requires the use of the fair value based method of accounting for stock issued to non-employees in exchange for services.

During the three months ended December 31, 2000, the Company granted options to purchase 19,000 shares of common stock to a vendor in exchange for brokerage and investor relations services. The options were granted with exercise prices below the market price of the common stock on the date of grant. The weighted average exercise price and weighted average fair value of these options as of December 31, 2000 were $4.00 and $2.48, respectively.

All stock options were fully vested on the date of grant. The following schedule summarizes the changes in the Company's outstanding stock options:

                                                            Options Outstanding and Exercisable
                                                            -----------------------------------     Weighted Average
                                                            Number of            Exercise Price      Exercise Price
                                                             Shares                Per Share           Per Share
                                                            ----------           --------------     ----------------
Balance at June 30, 2000                                             -            $           -       $          -
   Options granted                                              19,000            $        4.00       $       4.00
   Options exercised                                                 -            $           -       $          -
   Options canceled                                                  -            $           -       $          -
                                                               -------            -------------       ------------
Balance at December 31, 2000                                    19,000            $        4.00       $       4.00
                                                               =======            =============       ============

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

    Risk-free interest rate                     5.78%
    Dividend yield                              0.00%
    Volatility factor                          50.00%
    Weighted average expected life              1 year

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. However, the Company has presented the pro forma net loss and pro forma basic and diluted loss per common share using the assumptions noted above.

Impairment of Plateau goodwill

Pursuant of SFAS 121, the Company evaluated the recoverability of the goodwill associated with the acquisition of Plateau Resources
(Proprietary) Limited ("Plateau").   Due to the lack of cash flows
resulting from the Plateau subsidiary and the uncertainties surrounding estimated future undiscounted cash flows, the recorded value of the goodwill exceeded its estimated fair value at December
31, 2000.   Accordingly, during the quarter ended December 31, 2000,
the Company wrote-down the goodwill to its estimated fair value of $- 0-, resulting in a non-cash impairment loss of $337,535 ($.03 and $.04 per share for the three and six months ended December 31, 2000,
respectively).   The estimated fair value was based on estimated
future undiscounted cash flows at the time of the write-down.

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

To date, the Company has not yet commenced operations or received any
revenues.   The Company had a net loss for the six months ended
December 31, 2000 of $2,082,019.   The Company had prospecting costs
of $61,830, stock-based compensation of $1,471,540, general and administrative expenses of $141,063, legal and accounting fees of $4,502, travel of $4,727, depreciation and amortization of $60,822 and asset impairment charge of $377,535 for the six months ended December 31, 2000.

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

Dated:   May 17, 2001

PINNACLE RESOURCES, INC
By: /s/ Glen R. Gamble
    -----------------------
    President and Director



13