Form 10QSB
period 2001-03-31
PINNACLE RESOURCES INC
filed 2001-05-18
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                          FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d)
Securities Exchange Act of 1934
for Quarterly Period Ended March 31, 2001

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
(State or other jurisdiction    (I.R.S. Employer Identification Number)
of incorporation or organization

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock,
        March 31, 2001:  Common Stock  -  10,325,050

                             PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Item 1. Financial Statements

Condensed consolidated balance sheet, March 31, 2001 (unaudited)       3
Condensed consolidated statements of operations
    for the three and nine months ended March 31, 2001 and 2000, and from January 6, 1995 (inception) through March 31,
    2001 (unaudited)                                                   4
Condensed consolidated statements of cash flows for the
    nine months ended March 31, 2001 and 2000, and from
   January 6, 1995 (inception) through March 31, 2001
   (unaudited)                                                      5
Notes to condensed consolidated financial statements                   6

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheet
(Unaudited)

March 31, 2001

Assets

Current assets:

Cash.                                                                   $    16,171

Receivables, other.                                                          29,233
                                                                          ----------
Total current assets                                                         45,404

Equipment, net                                                               65,653
Goodwill, net.                                                                    -
                                                                           ---------
                                                                       $    111,057
                                                                       ============
Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable, trade                                                $    457,993
Line of credit                                                               49,984
Notes payable                                                               100,000
Accrued interest payable                                                     15,980
Advances payable to shareholder and officer.                              1,639,166
                                                                       -------------
Total current liabilities                                                 2,263,123
                                                                       ------------
Minority interest                                                               352

Shareholders' deficit (Note D):

Preferred stock                                                                   -
Common stock                                                                    103
Outstanding stock options                                                    47,165
Additional paid in capital                                                2,337,095
Deficit accumulated during development stage                             (4,627,973)
Cumulative translation adjustment                                            91,192
                                                                         -----------
Total shareholders' deficit                                              (2,152,418)
                                                                          ----------
                                                                       $    111,057
                                                                       ============

See accompanying noted to consolidated financial statements

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                       January 6, 1995
                                                                                       (inception)
                                     Three Months Ended         Nine Months Ended         through
                                         March 31,                 March 31,          March 31,
                                    2001           2000        2001          2000           2001
Operating expenses:
Prospecting costs.              $ 430,449     $  287,421     $ 492,279     $287,421     $   1,511,074
Stock-based compensation (Note D) 159,061              -     1,630,601           -          1,630,601
General and administrative         25,653          5,807       166,716       80,449           455,361
Legal and accounting fees          22,943            223        27,445       20,976           204,396
Travel                             21,796         10,745        26,523       31,525           193,975
Depreciation and amortization       4,340         25,926        65,162       60,494           161,506
Asset impairment charge (Note D)        -              -       337,535           -            337,535
Foreign currency transaction loss.      -              -            -            -             42,770
                                 --------        -------     ---------       ------        -----------
Total operating expenses          664,242        330,122     2,746,261       480,865        4,537,218
                                  -------        -------     ---------       -------       -----------
Operating loss                   (664,242)      (330,122)   (2,746,261)     (480,865)      (4,537,218)

Non-operating income (expense):
Write-down of notes receivable.        -              -              -            -           (86,293)
Interest income.                    1,462          2,543         4,430         5,500           57,401
Other income                            -              -         3,860            -             3,860
Interest expense                   (5,697)        (1,250)      (10,588)       (3,750)         (65,723)
                                  -------        --------    ---------       -------        ----------
Net loss before income taxes     (668,477)      (328,829)   (2,748,559)     (479,115)      (4,627,973)

Income taxes (Note C)                   -              -             -             -                -
                                 ---------       ---------   ----------      ---------      ----------
Net loss                       $  (668,477)    $(328,829)   $(2,748,559)   $ (479,115)  $  (4,627,973)
                               ===========     =========    ===========    ==========   =============
Basic and diluted loss per common share.
                               $     (0.07)    $   (0.06)   $     (0.31)   $    (0.09)
                               ===========     =========    ===========    ==========

Basic and diluted weighted average common shares outstanding
                                 10,263,275     5,845,000     8,730,050      5,428,890
                                 ==========     =========     =========      =========

See accompanying notes to consolidated financial statements.

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                   January 6, 1995
                                                                                    (inception)
                                                             Nine Months Ended         through
                                                                 March 31,              March 31,
                                                           2001           2000            2001
Net cash used in operating activities.                $(199,205)      $(393,469)      $(1,863,935)
                                                      ---------      ----------       -----------
Cash flows from investing activities:
Cash received for sale of options to purchase
  interest in subsidiary                                     -                 -           42,708
Purchase of equipment                                   (3,034)          (69,148)         (87,484)
Advances made to related parties as notes receivable         -                 -         (145,000)
Proceeds from related parties' notes receivable              -           100,000                -
Purchase of subsidiary,  cash received                       -             1,151            1,151
                                                     ---------          --------         --------
Net cash provided by (used in) investing activities     (3,034)           32,003         (188,625)
                                                     ---------          --------       ----------
Cash flows from financing activities:
Advances from officer/shareholder                       90,560           416,423        1,507,055
Proceeds from loans and line of credit                  49,984                -           149,984
Proceeds from sale of common stock                      33,000            47,500          320,500
                                                        ------          --------        ----------
Net cash provided by financing activities              173,544           463,923        1,977,539
                                                     ---------        ----------        ----------
Cumulative translation adjustment                            -                 -           91,192
                                                     ----------       ----------       ----------
Net change in cash                                     (28,695)          102,457           16,171
Cash, beginning                                         44,866               145                -
                                                    ----------      -----------        -----------
Cash, ending                                        $   16,171       $   102,602       $   16,171
                                                   ===========       ===========       ===========

Supplemental disclosure of cash flow information:

Cash paid for interest.                            $       -         $         -       $        -
                                                   ===========       ===========       ===========
Cash paid for income taxes                         $       -         $         -       $        -
                                                   ===========       ===========       ===========

Non-cash investing and financing transactions:
Acquisition of subsidiary in exchange for 1,500,000
shares of common stock                             $         -       $   375,000       $   375,000
                                                   ============       ==========       ===========
Acquisition of subsidiary in exchange for 4,000,000
shares of common stock                             $  2,000,000      $         -       $ 2,000,000
                                                    ===========       ===========      ===========

See accompanying notes to consolidated financial statements.

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

Note B:  Related party transactions

At June 30, 2000, the Company owed a Plateau shareholder $1,548,606 for advances and related accrued interest. During the nine months ended March 31, 2001, advances and accrued interest increased the liability to $1,589,082. The shareholder has subordinated the loan in favor of the creditors of Plateau until such time as the assets of Plateau, fairly valued, exceed its liabilities.

Note C:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended December 31, 2000 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note D:  Changes in shareholders' equity for the nine months ended March
31, 2001

                                                     Outstanding     Additional                  Cummulative
                                      Common Stock      Stock          Paid-in     Accumulated     Transaction
                                 Shares    Amount     Options       Capital       Deficit        Adjustment        TOTAL
                                ----------------------------------------------------------------------------------------
Balance, July 1,2000          5,890,000   $59        $  -        $683,941      $(1,879,414)    $  91,192    $(1,104,222)
September 2000 issuance
 Off common stock at $50
 Per share in exchange for
 Vanadium shares             4,000,000    40            -         (60,651)              -             -        (60,521)
October 2000, sale of common
 Stock at $2.00 per share       10,000     -             -         20,000               -             -         20,000
November 2000, sale of common
 Stock at $2.00 per share        6,500     -             -         13,000               -             -         13,000
November 2000, issuance of
 Common stock in exchange for
 Consulting service, $5.00/share250,000    3             -      1,249,997               -            -        1,250,000
November 2000 issuance of
 common stock in exchange for
 service. $5.00/share            15,000     -            -        75,000                 -            -          75,000
November 2000, stock options
 Granted to non-employee in
 Exchange for services                -     -         47,165         -                   -            -          47,165
December 2000 issuance of
 Common stock in exchange for
 Services. $3.3125/share        30,000     -             -        99,375                -            -           99,375
January 2001, sale of common
 Stock at $2.00/share            2,500     -             -         5,000                -            -            5,000
January 2001, issuance of
 Common stock in exchange for
 Service $3.50/share            15,000     -             -        52,500               -             -           52,500
March 2001, issuance of common
 Stock in exchange for cash
 ($92,283) and services,
 $1.875/share                   91,050     1             -       170,718               -            -           170,719




March 2001, issuance of
 Common stock in exchange for
 Services. $1.875/share         15,000     -             -        28,125               -            -            28,125
Net loss for the nine months
 Ended March 31, 2001                -     -             -           -         (2,748,559)          -        (2,748,559)
                            --------------------------------------------------------------------------------------------
Balance, March 31, 2001     10,325,050 $103        $47,165   $2,337,095     $  (4,627,973)     $91,192      $(2,152,418)

Vanadium acquisition

On September 25, 2000, the Company purchased all of the outstanding common stock of Vanadium and Magnetite Exploration & Development Co. (S.A.) Proprietary Limited (Vanadium), a South African corporation, in exchange for 4,000,000 shares of the Company's common stock.

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

Nine Months ended March 31, 2001

                                                                                                 Pro Forma
                               Pinnacle         Plateau        Vanadium           Adjustments    consolidated
                               ------------------------------------------------------------------------------
Revenues                      $       -          $      -       $       -          $         -  $            -
Operating expenses            $ 1,837,952        $  786,432     $    3,696         $         -  $    2,628,080
Operating loss                $(1,837,952)       $ (786,432)    $   (3,696)        $         -  $   (2,628,080)
Non-operating income
 And expense                  $   (6,687)        $      532     $        4         $         -  $     (6,160)
Net income                    $(1,844,639)       $ (785,909)    $   (3,692)                  -  $   (2,634,240)
                              ================================================================================
Basic and diluted loss per
 Common share                 $     (0.21)       $ (127.71)     $    (0.92)                     $       (0.26)
                               ============================================                     ==============

Basic and diluted weighted
 Average common shares
 Outstanding                   8,730,050             6,154           4,000                         10,063,333
                               ===========================================                      =============

There were no pro forma adjustments for the nine months ended March 31, 2001.

Nine Months ended March 31, 2000

                                                                                                 Pro Forma
                               Pinnacle         Plateau        Vanadium           Adjustments    consolidated
                               ------------------------------------------------------------------------------
Revenues                      $       -          $      -      $        -          $         -  $            -
Operating expenses            $  155,325        $  307,753     $        -          $         -  $     463,078
Operating loss                $ (155,325)       $ (307,753)    $        -          $         -  $    (463,078)
Non-operating income
 And expense                  $      677        $    1,073     $        -          $         -  $       1,750
Net income                    $ (154,648)       $ (306,680)    $        -          $         -  $    (461,328)
                              ================================================================================
Basic and diluted loss per
 Common share                 $     (0.03)       $ ( 73.61)     $        -                     $       (0.08)
                               ==========        =========      ============                     ==============


PINNACLE RESOURCES, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Basic and diluted weighted
 Average common shares
 Outstanding                   5,428,890             4,166               -                         5,428,890
                               ============      =========       =========                     =============

There were no pro forma adjustments for the nine months ended March 31, 2000.

During the nine months ended March 31, 2001, the Company sold 19,000 shares of its common stock for $38,000, $2.00 per share.


During the nine months ended March 31, 2001, the Company issued 250,000 shares of its common stock in exchange for financial consulting and brokerage services. On the date of the issuance the market price of the stock was $5.00 per share. As a result, the Company recognized a stock-based compensation expense for the market value of the stock, $1,250,000.

During the nine months ended March 31, 2001, the Company issued 15,000 shares of its common stock in exchange for finders fees related to the search for additional corporate acquisitions. On the date of the issuance the market price of the stock was $5.00 per share. As a result, the Company recognized a stock-based compensation expense for the market value of the stock, $75,000.

During the nine months ended March 31, 2001, the Company issued 30,000 shares of its common stock in exchange for finders fees related to the search for additional corporate acquisitions. On the date of the issuance the market price of the stock was $3.3125 per share. As a result, the Company recognized a stock-based compensation expense for the market value of the stock, $99,375.

During the nine months ended March 31, 2001, the Company issued 15,000 shares of its common stock in exchange for financial consulting services. On the date of the issuance the market price of the stock was $3.50 per share. As a result, the Company recognized a stock-based compensation expense for the market value of the stock, $52,500.

During the nine months ended March 31, 2001, the Company issued 15,000 shares of its common stock in exchange for financial consulting services. On the date of the issuance the market price of the stock was $1.875 per share. As a result, the Company recognized a stock-based compensation expense for the market value of the stock, $28,125.

During the nine months ended March 31, 2001, the Company issued 91,050 shares of its common stock in exchange for $92,283 and financial consulting services. On the date of the issuance the market price of the stock was $1.875 per share. As a result, the Company recognized a stock-based compensation expense for the market value of the stock, $78,436.

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

All stock options were fully vested on the date of grant. The following schedule summarizes the changes in the Company's outstanding stock options:

                               Options Outstanding and Exercisable        Weighted Average
                              ------------------------------------
                               Number of           Exercise Price          Exercise Price
                                Shares               per share                per share
                             ---------------------------------------------------------
Balance at June 30, 2000           -               $          -           $          -
 Options granted                19,000             $       4.00            $      4.00
 Options exercised                   -             $          -            $         -
 Options canceled                    -             $          -            $         -
                            -----------------------------------------------------------
Balance at December 31, 2000    19,000             $      4.00             $      4.00
                            ===========================================================

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk Free interest rate                   5.78%
Dividend yield                            0.00%
Volatility factor                        50.00%
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

Impairment of Plateau goodwill

Pursuant to SFAS 121, the Company evaluated the recoverability of the goodwill associated with the acquisition of Plateau Resources (Proprietary) Limited ("Plateau"). Due to the lack of cash flows resulting from the Plateau subsidiary and the uncertainties surrounding estimated future undiscounted cash flows, the recorded value of the goodwill exceeded its estimated fair value at December 31, 2000. Accordingly, during the quarter ended December 31, 2000, the Company wrote-down the goodwill to its estimated fair value of $-0-, resulting in a non-cash impairment loss of $337,535 ($.03 and $.04 per share for the three and six months ended December 31, 2000, respectively). The estimated fair value was based on estimated future undiscounted cash flows at the time of the write-down.

Item 2. Management's Discussion and Analysis or Plan of Operations

Trends and Uncertainties.   The financial statements have been
prepared assuming that the Company will continue as a going concern. The Company is in the development stage and had no operations as of
its latest fiscal year end June 30, 2000.   The deficiency in working
capital as of March 31, 2001 raises substantial doubt about its ability to continue as a going concern. In the course of its development activities the Company has sustained continuing losses and
expects such losses to continue for the foreseeable future.   The
Company's management plans on advancing funds on an as needed basis and in the longer term to revenues from the operations of which there
is no assurance.   The Company's ability to continue as a going
concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

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

For the nine months ended March 31, 2001, the Company had cash
received in acquisition of $1,151.   The Company purchased equipment
for $3,034.    As a result, the Company had net cash flows from
investing activities of $3,034 for the nine months ended March 31, 2001.

For the nine months ended March 31, 2000, the Company had cash
received in acquisition of $1,151.   The Company received payments
from related entity of $100,000 and purchased equipment of $69,148. As a result, the Company had net cash flows from investing activities of $32,003 for the nine months ended March 31, 2000.

For the nine months ended March 31, 2001, the Company received advances from officer/shareholder of $90,560, proceeds from loans and line of credit of $49,984 and proceeds from the sale of common stock
of $33,000.   As a result, the Company had net cash provided by
financing activities of $173,544 for the nine months ended March 31, 2001.

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

The Company had a net loss for the nine months ended March 31, 2001 of
$199,205.   The Company incurred prospecting costs of $492,279, stock-
based compensation of $1,630,601, general and administrative expenses of $166,716, legal and accounting fees of $27,445, travel of $26,523, depreciation and amortization of $65,162 for the nine months ended March 31, 2000.


The Company had a net loss for the nine months ended March 31, 2000 of
$(479,115).   The Company incurred prospecting costs of $287,421, ,
general and administrative expenses of $455,361, legal and accounting fees of $20,976, travel of $31,525, depreciation and amortization of $60,494 for the nine months ended March 31, 2000.

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

Dated:  May 17, 2001

PINNACLE RESOURCES, INC

By: /s/ Glen R. Gamble
---------------------------
Glen R. Gamble, President and Director


13