Form 10KSB
period 2001-06-30
PINNACLE RESOURCES INC
filed 2001-10-12
CIK 1043825

FORM 10-KSB
   SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C.  20549
     [X]  15, ANNUAL REPORT UNDER SECTION 13 OR
          15(D) OF THE SECURITIES EXCHANGE ACT
          OF 1934 For the fiscal year ended:
          6/30/01
                                      OR
     [ ]  15, TRANSITION REPORT PURSUANT TO SECTION
          13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934
          For the transition period from        to

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

Check whether Pinnacle (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Pinnacle was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
     Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [x]

Pinnacle's revenues for its most recent fiscal year were $325,000. As of June 30, 2001, the market value of Pinnacle's voting $.0001 par value common stock held by non-affiliates of Pinnacle was $720,000.

The number of shares outstanding of Company's only class of common stock, as of June 30, 2001 was 11,950,050 shares of its $.00001 par value common stock.

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

Transitional  Small  Business  Disclosure  Format
(check  one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM  1.    BUSINESS  General

A.   Business Development.    Pinnacle Resources,
Inc. (the "Company") is a development stage
company, incorporated pursuant to the laws of the
State of Wyoming on January 6, 1995 under the name
of Claremont House, Corp.   On June 26, 1997, the
Articles of Incorporation were amended to change the name of Pinnacle to Pinnacle Resources, Inc.
and to authorize 2,000,000 Preferred Shares with a par value of $.01 per Preferred Share.
Additionally, Pinnacle effectuated a 1 for
3.3333 reverse stock split reducing the number of outstanding common shares from 500,000 to 150,000.

Pinnacle has had limited operations since its
inception in 1995 due to its lack of working
capital.   Claremont House was originally
established with the idea of providing "Assisted
Living Facilities" to at risk (frail) senior
citizens.   Management never commenced operations
regarding this venture due to a lack of funding. In
June 1997, Pinnacle issued 4,000,000 (post split)
Common Shares for cash at $.025 per Common Share
for an aggregate of $100,000 to thirteen
individuals who were then non-affiliates.  The new
owners of Claremont House, Corp. did not acquire
Pinnacle in order to use Claremont House, Corp. or
its predecessors, as the object of a merger or
acquisition.  Claremont House, Corp. was acquired,
and its name changed to Pinnacle Resources, Inc.,
in order to more clearly identify its new mandated
business purpose, which is to evaluate, structure,
and complete a merger with, or acquisition of,
another unrelated privately-owned corporation. In
the course of its activities, Pinnacle plans to
arrange (or provide) funding for companies that it
evaluates and will try to structure merger or
acquisition opportunities so that conditions are
advantageous to Pinnacle.   Victory Minerals Corp.,
a holding company controlled by Glen Gamble, purchased 2,000,000 of those Common Shares.
Currently, Pinnacle is engaged in the business of providing financial services to emerging growth companies in the United States, as well as development stage companies located in selected developing countries, primarily in Africa and South
America.

Pinnacle filed a Form 10-SB on a voluntary basis to provide full disclosure to its shareholders and to meet one of the requirements of a NASDAQ listing.
Until Pinnacle, if ever, meets all of the requirements of a NASDAQ listing, Pinnacle intends to maintain its quotation, granted on July 15, 1999, on the OTC Bulletin Board under the trading symbol PNRR.

Pinnacle will voluntarily file periodic reports in the event that its obligation to file such reports is suspended under the Exchange
Act.

Many states limit the resales of securities of
shell companies.   As a result, such restrictions
may be placed upon Pinnacle's shareholders even though Pinnacle now has a stated business purpose.
Pinnacle has not yet applied for secondary trading in any specified states and does not know specifically of any such restrictions.

Business of Pinnacle.   Pinnacle plans to continue
to engage in the business of financial services,
making small commercial loans to, and equity
investments in, emerging growth companies that are
unable to obtain financing from traditional
sources.   Pinnacle intends to be in the financial
services business and may also furnish financial consulting services and advice as an incidental part of any other agreement or arrangement.

Pinnacle will continue to focus its financing and
capital arrangement activities on emerging growth
companies, which plan to raise capital in the
public markets within a reasonably short period of
time, i.e., one to two years.   Although Pinnacle
will initially target small mining companies due to
its contacts in that industry, management has not
identified, nor precluded, any particular industry
within which the Company will focus its efforts.
Rather, management intends to identify any number
of candidates, which may be brought to its
attention through present associations or by word-
of-mouth.   However, Pinnacle will direct its
activities in seeking and evaluating suitable candidates for financing both in the United States and on companies operating in selected stable, developing countries, principally in Africa and South America.

In addition to domestic financing experience,
management's historical exposure has been in
Southern Africa and South America.     Even though
Pinnacle intends to review and evaluate a variety
of funding opportunities, the bulk of the
management's funding and financing experience has
been concentrated in the mineral and mining
industry; therefore management's experience would
be limited in the financing of projects outside the
mining industry.   In Africa and South America,
management assisted in funding a variety of mining
opportunities.  Management is of the opinion that
the need for outside sources of funding by mining
companies in these markets has potential.
Pinnacle is attracted to these areas because they
represent some of the most highly mineralized areas
in the world.   Additionally, Pinnacle's management
has some prior expertise and working knowledge in
these markets.   Pinnacle expects to encounter
normal timing difficulties with third world governmental regulations and bureaucracy that could slow down and encumber Pinnacle's planned business activities.

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

Management has over 70 years of combined business
experience involving a variety of situations where
financing and/or funding has been required in order
to effectuate a mining opportunity.   Individually,
management personnel has directly funded, underwritten or brokered financing for a number of mining prospects over the years, both in the domestic market as well as South Africa and South
America.

Pinnacle's operating strategies will be to provide
financing solutions to privately-held corporations
and other companies which, in all likelihood, do
not meet the overall credit standards typically
required by commercial banks in today's restrictive
credit environment. Management believes that
commercial banks are reluctant to make loans to
small and newly organized companies and, in the
instances in which such loans are made, they are
heavily collaterized by homes and other personal
assets in virtually every case.   Commercial
bankers typically do not lend to companies with
limited assets, or which have been in business for
less than three or four years.   Most, if not all,
of the companies which will be candidates for loans
and/or equity investments by Pinnacle or for other
sources of capital known to management, will not
have an operating history which will support bank
loans. These companies, primarily privately-held
corporations to be targeted by Pinnacle, may have
negative working capital positions, negative cash
flow, recurring losses or other negative
characteristics relating to their past performance
which would result, in all probability, in a bank's
refusal to lend funds.   Pinnacle may consider as
candidates for financing, corporations and entities which are affiliated with Pinnacle, or in which Pinnacle or executive officers, directors and/or controlling shareholders have an equity interest.

While Pinnacle may require, as a condition to
making a loan to any particular candidate, adequate
collateral as security, Pinnacle will rely upon the
expertise and experience of its management on a
case-by-case basis in making the determination
regarding the issue of collateral.   Management
will not employ any specific formula for collateral
coverage and may make unsecured signature loans
under circumstances deemed acceptable by
management.   Banks, on the other hand,
traditionally require collateral coverage of
approximately 133% for accounts receivable, 300%
for inventory and 200% of liquidation value for
real estate, equipment and other tangible assets.
Pinnacle intends to charge interest rates on loans
in a range from 5% to 18% and to obtain equity
participation in the form of warrants or options to
purchase shares of the common stock of the entity
financed or other forms of securities in order to
provide additional yield enhancement.   Where
Pinnacle receives such warrants, options or other
securities Pinnacle may distribute such securities
to its shareholders as a stock dividend, subject to
compliance with applicable state and federal
securities laws.   In addition to or in lieu of the
aforementioned types of securities, Pinnacle may
seek to obtain an interest in revenues, a carried
working interest or other carried interest in an
operating, producing mine or oil, gas or mineral
property owned by a mining or energy-related
company financed by Pinnacle or its other capital
sources.   Depending upon the nature of the legal
interest or right obtained, Pinnacle could become subject to liability in addition to that of a shareholder or holder of a debt instrument.

In June 1999 Pinnacle had arranged funding for Plateau Resources (Pty)Ltd., a South African development-stage corporation in order to initiate a drilling and exploration program on their undeveloped properties. For this Pinnacle obtained an option to merge with Plateau. Pinnacle then made a loan to Plateau in order to start the drilling program with the view in mind that any potential funding candidate would want to see some drilling results. This program was successful and as a result Pinnacle attracted a world wide respected drilling and exploration company to conclude a joint venture on Plateau's properties.
Therefore, in September 1999 Pinnacle exercised its option to merge Plateau Resources in as a wholly owned subsidiary of Pinnacle and issued 1.5 million shares of its common stock for 4,000 shares (100%) of Plateau. Pinnacle is of the opinion that equity participation in Plateau, either directly or indirectly, could be advantageous to Pinnacle if Plateau successfully encounters a commercially feasible PGM ore reserve.

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

On January 22, 2000, Pinnacle secured $6.9 million in funding for the Plateau Resources drilling and exploration project, now referred to as the Platreef project. Under the terms of the Loan
Facility Agreement the Platreef project was to be financed by Anooraq Resources, Inc. Anooraq is a Vancouver based company managed by Hunter-
Dickinson, Inc. Out of the closing with Anooraq
Pinnacle was able to retrieve $175,000 that it had loaned to Plateau and was able to settle all accounts with financiers and professionals using
Pinnacle stock. In the final agreement, Anooraq was entitled to earn ownership of Plateau by expending certain monies on the project. By April of 2001 Anooraq had earned a 50% ownership position in Plateau thus both Pinnacle and Anooraq were holding 4,000 shares of Plateau stock. Due to a variety of reasons, namely relating to financial markets, it became obvious to the management of Pinnacle that ownership of Plateau needed to be restructured. Therefore, in May of 2001 Pinnacle accepted a loan advance of $150,000 from Anooraq and entered into an Exchange
Agreement whereby Pinnacle would conclude a tax free exchange of its 4,000 shares of Plateau for
7.5 million shares of Anooraq common stock; and then in an after closing transaction Pinnacle would sell 500,000 shares of Anooraq stock to cancel out the $150,000 cash advance. This transaction closed on August 28, 2001 and Pinnacle received 7 million shares of Anooraq stock having a current value of US$2.5 million.

In June, 2000 Pinnacle concluded negotiations to acquire 100% ownership of Vanadium and Magnetite
Exploration and Development (Pty) Ltd.  (V-MED) a
South African corporation holding an exclusive 32-year mineral lease on five contiguous farms near
Potgietersrus, South Africa. These properties are adjacent to, and run parallel to, Plateau's platinum-palladium properties.

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

Pinnacle allocated $300,000 of a Private Placement to fund the closing of V-MED and first year's operations. The company issued 4,000,000 shares of restricted stock for 4,000 shares (100%) of VMED. Management is of the opinion that the vanadium and titanium property represent an excellent business opportunity for the shareholders of Pinnacle. As of June 30, 2001
Pinnacle has proceeded to obtain water rights on the farms along with surface disturbance permits but there is no definitive plan under negotiations which would put the property into operation.

Other than these two opportunities Pinnacle is not currently evaluating any development-stage companies with a view to making a loan or stock purchase or arranging funding or any loan proposal and has no contingent loan agreements which are subject to approval.

Pinnacle is attempting to raise additional equity
or debt capital to fund additional financing
activities in the future.   There is no assurance
that Pinnacle, or any of its brokering assistants, will be successful in completing the placement of the shares. Management therefore acknowledges that Pinnacle may have insufficient capital with which to implement its business plans on the scale desired. Accordingly, Pinnacle may be capable of making only an extremely limited number of loans to, and/or equity investments in, companies to which traditional sources of capital are unavailable.

The loan to Asset Partners was written off and is no longer an account receivable. The loan made to Plateau Resources was repaid by Hunter-Dickinson
Inc. when they closed on Plateau Resources. An additional loan to Froghair, LLC has also been written off however management is confident this loan will be repaid in due course.

A loan is being contemplated to Alpha Society Plus
(Pty) Ltd in order to fund the purchase of certain mining equipment and start up operations for a project called the Katenya River Diamond Recovery
Project which will be located on Alpha Society's leases on the Katenya River in Guinea West Africa.
Under the terms of the contingent loan agreement
Pinnacle is scheduled to advance up to $400,000 and receive back 150% of the first proceeds until $600,000 in net revenues has been realized. After payout Pinnacle would then receive 20% of the projects net revenues. If Pinnacle fails to raise the necessary funds to proceed with this project then it is of no material consequence to Pinnacle other than an opportunity lost and there are no repercussions for failure to fund.

Additionally, Pinnacle has attracted the expertise of Dr. Jan Becker, a professor of metallurgy and an expert process chemistry. Out of the possible funds which may be raised, management intends to allocate $350,000 toward the installation of a processing plant that will refine tantalite to 99% purity using jDr. Becker's process. An investigation is currently underway to determine the availability of tantalite concentrates and the market for refined tantalum oxide. Should
Pinnacle fail to provide the funding for this project there are no repercussions or liabilities other than a lost opportunity. A side benefit to Pinnacle should it be able to establish an on-going relationship with Dr. Becker is in his expertise with vanadium and titanium recovery processes as Dr Becker is a consultant to many of the world's producers of these metals.
Other than the Vanadium property and managements hope to be able to participate in the project with Alpha Plus and it ambition to conclude a venture with Dr. Becker to refine tantalite Pinnacle has not performed any financial services for any emerging growth clients or consummated or arranged any loans, equity investments or other financing transactions. Further, no loans, stock purchases or other non-traditional financing transactions are pending or under consideration.

Prior to any affiliation with Pinnacle, Mr. Glen
Gamble, now President of Pinnacle, and Victory
Minerals Corp, a major shareholder of Pinnacle, had arranged start-up financing for a South
African mining company by the name of Plateau
Resources (Pty) Ltd. When Plateau Resources was acquired by Pinnacle all of the financial contributions and professional contributions were satisfied with the issuance of Pinnacle stock consequently Pinnacle gained 100% ownership of Plateau Resources with no further obligations to any third parties. Recently, Pinnacle entered into a tax free exchange of its ownership of Plateau for 7 million shares of Anooraq Resources.
Anooraq is traded on the Canadian Exchange under the symbol ARQ and the price of ARQ as of June 30th was 55 Canadian cents thus making the net value
US$2.5 million.

Company management remains most hopeful that the continued efforts of Anooraq will establish a proven ore reserve containing Platinum Group
Metals (PGM's) as well as expand the current properties that Plateau has under lease.

When Pinnacle closed on its acquisition of Vanadium and Magnetite Exploration and Development
(Pty) Ltd it took on the responsibility to pay annually the minimum Mineral Lease fees of approximately US$7,500. Additionally, Pinnacle plans to investigate certain process, promulgated by Dr. Jan Becker, for beneficiating the vanadium and titanium values from the magnetite ore. This effort, among other activities, management hopes will attract a joint venture partner. These activities plus normal supervision have been estimated into an overall annual budget of $100,000. Therefore, it is a priority of Pinnacle to achieve sufficient funding to meet this need.

Other than Pinnacle's normal office overhead and the commitment to the vanadium/titanium project, Pinnacle has no other plans, arrangements or pre-planned financing commitments for which it is obligated. Pinnacle has aspirations as stated earlier but they are contingent upon the successful obtainment of investment funds.

Pinnacle has no pre-arranged financing with any other prospects. Pinnacle has not made any prior commitments, or any understandings, with any third parties, or any of its affiliated entities, such as Victory Minerals or Re-Group, Inc. for financing or participation. Additionally, Pinnacle does not have any plans, arrangements, commitments or understandings to pay any finders' fees to any person or entity.

Pinnacle does not have any plans, arrangements, commitments or understandings to obtain an interest in an operating producing mine or oil, gas or mineral property owned by a mining or energy-related company.

Operating Strategy.

Management of Pinnacle will evaluate the future
potential, credit worthiness and, if required,
collateral of prospective candidates for funding by
Pinnacle or other sources, including corporate and
individual lenders and investors, known to
management.   The fact that a corporation or other
entity is affiliated with Pinnacle or an equity
interest in a prospective borrower is owned by one
or more of the executive officers, directors and/or
controlling shareholders of Pinnacle, will not
disqualify such entity from consideration as a
potential borrower or recipient of investment
capital.   In order to minimize conflicts of
interest, Pinnacle has adopted a policy that any
contracts or other transactions with entities with
whom management is affiliated, or in which they
have a financial interest, will be approved by a
majority of the disinterested members of the board
of directors and will be fair and reasonable, but
that no such transactions by Pinnacle shall be
affected or invalidated solely because of such
relationship or interest of directors or officers.
For purposes herein, the term "disinterested
directors" are those directors who have no direct,
pecuniary interest in a proposed transaction.   If
Pinnacle's Board of Directors is unavailable to approve a financing transaction with an affiliated or related party, Pinnacle will require that the transaction be approved by a majority of Pinnacle's shareholders, at a special meeting of shareholders called for such purpose.

Prior to funding any loans or equity investments, management will conduct a comprehensive credit investigation of the potential financing candidate.
The investigation will generally include, but not necessarily be limited to, the following:
   -  a review of the prospective candidate's
financial statements and operating and prior credit history;
   - an analysis of the prospect's projected cash flow;
   -  a survey of the performance of other
companies engaged in the candidate's business;
   - an analysis of the value of the collateral, if any, proposed to secure a loan; and
   -  the source of repayment for the loan.

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



In instances deemed appropriate by management,
Pinnacle may require security in the form of
inventory, accounts receivable, manufacturing and
other operating equipment, other tangible assets
and/or real estate used in the financing
candidate's business.   With respect to asset-based
loans which Pinnacle may fund, management will have
no fixed policy as to the percentage of collateral
coverage required.   However, in almost every such
case, management envisions that the percentage of collateral coverage required by it will be in excess of 100% of the amount of the loan.
Additionally, management may require that any one or more of the officers, directors and principal shareholders of the borrower personally guarantee the indebtedness and, depending upon the prospective borrower's financial strength and the nature and value of any collateral, require, in addition, that the personal guarantees be collateralized separately.

Management of Pinnacle will closely monitor the
borrower's performance after funding a loan or
equity investment and, with respect to a secured
loan, intends to monitor the adequacy of the
collateral at least on a monthly basis.   If the
primary collateral is accounts receivable,
management may require direct verification and a
monthly aging of the receivables.    Pinnacle's
management intends to conduct aspects of its
monitoring process, inducing, if necessary, a
reappraisal of any collateral, periodically at the
borrower's place of business.   Regardless of
whether the financing provided by Pinnacle takes
the form of a loan, stock purchase or a combination
thereof, management will maintain close contact
with management of the financing recipient to
ensure that the financial condition and overall
performance of the borrower are acceptable and that
any collateral remains adequate.   In the event of
default in the payment of principal or interest on
a loan, management may notify the borrower's
customers to make payments directly to Pinnacle via
a lock box established for the borrower.   In a
case where Pinnacle arranges financing for, but does not itself fund, a development-stage company, management will also endeavor to monitor the borrower's performance if an equity interest in the form of common stock, warrants, options or any other type of security is received as part of the finder's or consulting fee.

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

Competition.    Pinnacle is, and will remain for
the foreseeable future, an insignificant
participant among those firms that are also engaged
in the business of Pinnacle.   There are many
established entities and financial concerns which
have significantly greater financial and personnel
resources and technical expertise than the
Company.   Management will rely upon their own
ability to generate potential lending candidates, either through their own personal industries in which management has had prior experience. In view of Pinnacle's extremely limited resources, it should be expected that Pinnacle will continue to be at a significant competitive disadvantage compared to Pinnacle's competitors.

Federal and/or State Regulation.   Pinnacle is not
subject to any federal or state regulations regarding its services.

Business Development Company.   As Pinnacle obtains
equity interests in companies who desire to become
public, Pinnacle may become subject to the
provisions of the Investment Company Act of 1940 or
the Investment Advisers Act of 1940.  It is
possible that Pinnacle may choose to elect to be
treated as a Business Development Company ("BDC")
pursuant to Section 54 of the Investment Company
Act of 1940 (the "1940 Act").   On October 21,
1980, the 1940 Act was amended by a series of
amendments, which added sections 59 through 65.
These sections comprise the Small Business
Investment Incentive development company is defined
as a domestic closed-end company which is operated
for the purpose of making certain types of
investments and which makes available significant
managerial assistance to the companies in which it
invests.   Generally, a company which elects to be
treated as a business development company, or intends within 90 days to so elect, is exempt from certain provisions of sections 1 through 53 of the 1940 Act.

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

Employees.    Pinnacle presently has two employees.
Mr. Gamble, President draws a $5,000 per month and Terrilynn Gamble, office manager draws $2,500 per month.

Seasonal Nature of Business Activities. Pinnacle's business activities are not seasonal.

ITEM 2.  PROPERTIES.

In January 2000, Pinnacle moved its offices to 9600
E. Arapahoe Road, Suite 260, Englewood, Colorado
80112, a space rented and occupied by Terryl K.
Jensen, a director and shareholder in Pinnacle.
Pinnacle pays $1,500 rent per month for its current
office space.  Pinnacle's offices consist of
approximately 1,500 square feet of executive office
space and secretarial area.   Management believes
that this space will meet Pinnacle's needs for the foreseeable future.

ITEM  3.    LEGAL PROCEEDINGS.

Pinnacle recently became party to two legal proceedings. The first is a dispute with an investor relations firm that claims Pinnacle owes an outstanding invoice totaling $8,000 for services that were performed after the service contract was terminated. Pinnacle has disputed this claim and rejected the plaintiff's offer to settle for $6,000 and has instead filed a counter claim to regain the $12,000 that Pinnacle paid prior to termination of the service contract. Pinnacle's basis is that the IR firm did not fulfill any of its obligations for which it was hired.

Secondly, Pinnacle entered into an agreement with
Petty International Development Corporation (PIDC)
to help create a European retail market for
Pinnacle's stock and to arrange for the closing and
completion of a private placement offering; and to
secure a variety of mining ventures in South
America for which Pinnacle deemed worth to procure.
Toward this end Pinnacle had issued 3,000,000
shares of its common Stock but by December 1, 2001
the PIDC was unable to perform and indeed had
damaged the retail market for Pinnacle stock.  In
lieu of litigation at the time, PIDC, and Pinnacle
voluntarily agreed to rescind the agreement calling
for the return of the 3,000,000 shares that PNRR
had issued.   As of June 30, 2001 only 1,835,000 of
the shares had been collected; 165,000 shares had been distributed to 3rd parties not beneficial to the company; and PIDC management had pledged
300,000 shares to a debtor of PIDC as collateral;
and 700,000 shares were being held by PIDC for no valid reason. Consequently, Pinnacle had no alternative but to file legal action to stop PIDC from further breaching its promise to return the PNRR stock as per the December 1 rescission agreement. Currently all of the disputed shares are being held by the Texas District Court which is the jurisdiction covering this matter.

 ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended
June 30, 2001, nomatters were submitted to a vote of Pinnacle's security holders, through the solicitation of proxies.

                                   PART II

ITEM  5.    MARKET FOR COMPANY'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Market Information.   Pinnacle has applied for the
trading of its common shares in the over-the-
counter market.   As of June 30, 2001, there is
only a limited market for Pinnacle's Common Shares.

The approximate number of holders of record of
Pinnacle's $.00001 par value common stock, as of
June 30, 2001, was 372.   As of September 30, 2001,
there are 391 holders of record.

Dividends.   Holders of Pinnacle's common stock are
entitled to receive such dividends as may be declared by its board of directors. No dividends on Pinnacle's common stock have ever been paid, and Pinnacle does not anticipate that dividends will be paid on its common stock in the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties.   The financial
statements have been prepared assuming that
Pinnacle will continue as a going concern.
Pinnacle is in the development stage and has no
operations as of June 30, 2001.   The deficiency in
working capital as of June 30, 2001 raises
substantial doubt about its ability to continue as
a going concern. In the course of its development
activities Pinnacle has sustained continuing losses
and expects such losses to continue for the
foreseeable future.   Pinnacle's management plans
on advancing funds on an as needed basis and in the
longer term to revenues from the operations of
which there is no assurance.   Pinnacle's ability
to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

Until revenues commence, Pinnacle shall raise funds
through equity financing, which may or not be
successful.   Pinnacle has tried to limit its
general and administrative expenses.    Pinnacle
has little or no control as to the demand for its services and, as a result, inflation and changing prices could have a material effect on the future profitability of Pinnacle.

Pinnacle will focus its financing and capital
arrangement activities on emerging growth
companies, which plan to raise capital in the
public markets within a reasonable short period of
time, i.e., one to two years.   Although Pinnacle
will initially target small mining companies due to
its contacts in that industry, management has not
identified any particular industry within which
Pinnacle will focus its efforts.   Rather,
management intends to identify any number of candidates, which may be brought to its attention through present associations or by word-of-mouth.

Initially Pinnacle intends to arrange sources of funding and finance for its prospective clients through established sources for such funds by acting as a finder or broker to the lender and as an arranger or financial consultant to the borrowing party.

In the emerging markets of South Africa and South
America, opportunities exist where small mining companies seek funding from outside sources for capitalization because it is not available locally.

Management has over 70 years of combined business
experience involving a variety of situations where
financing and/or funding has been required in order
to effectuate a mining opportunity.   Individually,
management personnel has directly funded, underwritten or brokered financing for a number of mining prospects over the years, both in the domestic market as well as South Africa and South
America.

Management believes that Pinnacle will be able to
successfully seek out potential candidates who are
interested in obtaining loans from Pinnacle in the
immediate future.   This belief is based upon the
perceived difficulty of many development and growth
stage companies who require additional financing,
but are unable to obtain the same from established
sources, such as banking institutions and venture
capitalists.   As interest rates begin to rise,
management anticipates that those types of entities
earmarked by Pinnacle as possible clients will
continue to seek out Pinnacle as a lending source,
as management views a potential borrower's
borrowing base in a different light than banks.
For loans made by regulated commercial lenders,
there is normally a structured review and
evaluation of a prospective borrower's loan
application by the lender, including an in-depth
review of such application by a loan committee.
The loan committee will then approve or reject each
application as it is submitted.   The evaluation
and approval of loans depends on subjective factors
and judgments, as well as objective criteria, such
as loan to value ratios and independent appraisals,
when appropriate or available.   Pinnacle's loan
committee consists of substantially fewer persons
than a commercial lender and uses a less formal
procedure than more traditional lenders.   It is
possible that any such subjective factors and
judgments may prove to be incorrect with a
resulting loss of part or all of Pinnacle's
investment in any particular loan.   However, as
part of the consideration provided to Pinnacle for
issuance of its loans, Pinnacle receives its
interest and attempts to also obtain additional
consideration in the form of equity or options or
warrants in the borrower.   In the event the
borrower's business plan proves successful,
Pinnacle may receive substantial returns as a result of this equity enhancement.

Most venture capitalists take an aggressive equity
position far in excess of that of Pinnacle and in
many instances, take an active role in the
management of their clients.   Management believes
that this makes venture capitalists unattractive to those types of entities with whom Pinnacle does business.

Pinnacle's ability to become a significant lender
is impaired primarily by its own lack of capital
with which to make loans.   While management would
welcome the opportunity to make more loans for
larger amounts, management finds itself in the same
predicament as that of its prospective clients.
That is, the lack of capital with which to fully
implement Pinnacle's business plan.    Management
hopes that as Pinnacle begins to make successful loans, its track record will allow Pinnacle to attract either private investors seeking to invest in the business of Pinnacle on a private basis, or that Pinnacle will be able to attract an investment banker willing to underwrite a secondary offering of Pinnacle's securities to generate additional capital. There are no assurances that Pinnacle will be able to attract either of the aforesaid entities to increase Pinnacle's working capital.
If Pinnacle is unable to obtain additional working capital, it is unlikely that Pinnacle will generate any substantial growth in the near future.

Capital Resources and Source of Liquidity.
Pinnacle currently has no material commitments for
capital expenditures.   Pinnacle pays $1,500 rent
per month for its current office space.    An
increase in lease payments could have negative effect on the cash flow and liquidity of Pinnacle.

In October, 1999 Pinnacle issued 1,500,000 Shares of common stock from its treasury for the acquisition of 4,000 shares of Plateau
Resources (Pty) Ltd. that made Plateau a 100% wholly owned subsidiary of Pinnacle. Then on August 28, 2001 Pinnacle accepted 7 million shares of Anooraq Resources Corp common stock in a tax free exchange of the 4,000 shares of Plateau. The
Anooraq stock has a current market value of $2.5 million.

On October 1, 1999 Pinnacle issued 140,000 shares of common stock for cash of $137,500, or $.50 per share, resulting in net cash flows from financing activities of $137,500.

Pinnacle received a loan of $100,000 in March of
1998 and then converted that loan together with
accumulated interest to equity by issuing 300,000
shares of common stock from its treasury.
A loan of $75,000 was made to Plateau Resources
(Pty) Ltd in May of 1999 was repaid when Pinnacle
closed on a Loan Facility Agreement with
Anooraq Resources, Inc.   Another loan made
September of 1998 to Asset Partners, Ltd in the amount of $40,000 was written off. There is a narrow probability that third party funding of Vanadium and Magnetite Exploration and Development
(Pty) Ltd will be finalized in the short term and it is highly unlikely that Pinnacle will find a joint venture partner at any time in the near future. This acquisition has caused a financial burden of approximately US$7,500 per year for Pinnacle and if Pinnacle is unsuccessful in meeting those financial obligations then a partial asset sale of VMED would become a necessity.

At June 30, 2001, Pinnacle had a negative working
capital of $(     ) consisting _________ in current
assets and $1,725,955 in liabilities. Pinnacle has no long-term liabilities.

At June 30, 2000, Pinnacle had a negative working capital of $(1,599,680) consisting $126,275 in current assets and $1,725,955 in liabilities.
Pinnacle had no long-term liabilities.

Results of Operations.   Pinnacle expects to earn
consulting fees, commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source.

To date, Pinnacle has not yet commenced operations
but has received revenues on advances made by
Anooraq as it pertains to the transactions relating
to Plateau, namely an initial option payments
totaling $175,000 and a loan advance of $150,000
against the transfer of 500,000 shares of
Anooraq stock.   Pinnacle had a net loss for the
year ended June 30, 2001 of $3,407,886.   Pinnacle
had an increase of $80,041 in receivables for the year ended June 30, 2001, an increase in accounts payable and accrued liabilities of $469,417. As a result, Pinnacle had net cash flows used in operating activities of $(492,529).

For the year ended June 30, 2001, Pinnacle had prospecting costs of $738,624, general and administrative expenses of $157,718, legal and accounting fees of $40,965, travel of $39,592, depreciation and amortization of $68,564 and foreign currency transaction loss of $0.

Pinnacle had a net loss for the year ended June 30,
2000 of $1,725,955.   Pinnacle had an increase of
$41,319 in receivables for the year ended June 30,
2000, an increase in accounts payable and accrued
liabilities of $53,580.  As a result, Pinnacle had
net cash flows used in operating activities of
$(1,559,875)

For the year ended June 30, 2000, Pinnacle had prospecting costs of $1,018,795, general and administrative expenses of $224,391, legal and accounting fees of $155,061, travel of $142,087, depreciation and amortization of $96,344 and foreign currency transaction loss of $42,770.

Plan of Operation.    Pinnacle is not delinquent on
any of its obligations even though Pinnacle has not
yet begun to generate revenue.  Pinnacle will
identify and subsequently qualify prospective
clients.   Current operations require minimal cash
infusions.   Pinnacle may borrow funds or obtain
equity financing from affiliated persons or
entities to continue operations, if necessary.
Pinnacle intends to market its services utilizing
cash made available from the recent private sale of
its common hares.   Pinnacle is of the opinion that
revenues from its services along with proceeds of the private sale of its securities will be sufficient to pay its expenses until receipt of revenues at a level to sustain operations.


ITEM  7.    FINANCIAL  STATEMENTS  AND
SUPPLEMENTARY  DATA

PINNACLE RESOURCES, INC.
 (A Development Stage Company)


Page

Independent auditors' reports..............    F-2

Consolidated balance sheet
  as of June 30, 2001......................    F-4

Consolidated statements of operations,
  for the years ended June 30, 2001
  and 2000 (Unaudited).....................    F-5

Consolidated statements of shareholders'
  equity (deficit) for the period
  from January 6, 1995 (inception)
  through June 30, 2001....................    F-6

Consolidated statements of cash flows,
  for the years ended June 30, 2000
  and 1999 and for the period
  January 6, 1995 (inception) through
  June 30, 2001 (Unaudited)................    F-7

Notes to consolidated financial
  statements...............................    F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Pinnacle Resources, Inc.

We have audited the accompanying consolidated balance sheet of Pinnacle Resources, Inc. (a development stage company) and subsidiaries as of June 30, 2001 and the related consolidated statements of operations, shareholders' equity
(deficit), and cash flows for the years ended June
30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Resources, Inc. and subsidiaries as of June 30, 2001 and the results of their operations and their cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United
States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note
A to the consolidated financial statements, the Company has suffered recurring losses since inception and has a net capital deficiency at June
30, 2001. These factors raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Cordovano and Harvey, P.C.
Denver, Colorado
September 21, 2001

PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
June 30, 2001
                                     ASSETS

CURRENT ASSETS:
Cash                                                                 $      78,269
Receivables, other                                                           1,369
                                                                      ------------
     TOTAL CURRENT ASSETS                                                   79,638

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $26,637                                         64,447
                                                                       -----------
                                                                          $144,085
                                                                       ===========
LIABILITIES AND SHAREHOLDERS'DEFICIT

CURRENT LIABILITIES:
  Accounts payable, trade                                                 $580,217
  Line of credit (Note E)                                                    3,297
  Advances payable (Note 1)                                                150,000
  Current maturities on capital lease obligation (Note F)                    1,910
  Accrued expenses                                                           3,361
  Advances payable to shareholder and officer of subsidiary,
   subordinated to claims of general creditors (Note B)                  1,602,664
                                                                      ------------
     TOTAL CURRENT LIABILITIES                                           2,341,449

LONG-TERM DEBT:
  Capital lease obligation, less current maturities (Note F)                 1,274
                                                                      ------------
     TOTAL LIABILITIES                                                   2,342,723
                                                                      ------------
MINORITY INTEREST                                                              352
SHAREHOLDERS'DEFICIT (Note G):
  Preferred stock, $.Old par value, 2,000,000 shares authorized
   -0- shares issued and outstanding                                             -
  Common stock, $.00001 par value; 500,000,000 shares authorized
   11,950,050 shares issued and outstanding                                    120
  Outstanding stock options - 19,000                                        47,165
  Additional paid in capital                                             2,764,603
  Cumulative translation adjustment                                        287,068
  Deficit accumulated during development stage                          (5,297,946)
                                                                       -----------
           TOTAL SHAREHOLDERS'DEFICIT-                                  (2,198,990)
                                                                       -----------
                                                                          $144,085
                                                                       ===========

See accompanying notes to the consolidated financial statements

PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   January 6, 1995
                                                                      (inception)
                                For the Years Ended June 30,            through
                                ---------------------------
                                      2001         2000              June 30, 2001
                                 -----------    -----------         --------------
(Unaudited)
OPERATING EXPENSES
  Prospecting costs              $   738,624    $ 1,018,795        $    1,757,419
  General and administrative         157,718        157,744               388,862
  Consulting, related party (Note B)  51,300         66,647               117,947
  Legal and accounting fees           40,965        155,061               217,916
  Travel                              39,592        142,087               207,044
  Depreciation and amortization       68,564         96,344               164,908
  Stock-based compensation (Note G):
    Professional services          1,954,695              -             1,956,195
  Loss on asset impairment (Note G)  337,535              -               337,535
  Foreign currency transaction loss        -         42,770                42,770
                                  ----------     ----------         -------------
      TOTAL OPERATING EXPENSES     3,388,993      1,679,448             5,190,596
                                  ----------     ----------          ------------
                OPERATING LOSS    (3,388,993)    (1,679,448)           (5,190,596)

NON-OPERATING INCOME (EXPENSE)
  Write-down of notes receivable      (5,105)       (37,517)              (91,398)
  Interest expense                   (19,977)       (48,710)              (75,112)
  Other income                         6,189         16,908                59,160
                                  -----------    -----------         -------------
NET LOSS BEFORE INCOME TAXES      (3,407,886)    (1,748,767)           (5,297,946)

INCOME TAXES                                -             -                     -
                                  -----------    -----------         -------------
     NET LOSS                    $(3,407,886)   $(1,748,767)          $(5,297,946)
                                  ===========    ===========         =============

NET LOSS PER COMMON SHARE:
  Basic and diluted              $     (0.36)   $     (0.31)
                                 ===========    ============
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

Basic and diluted                  9,540,933       5,574,167
                                 ===========    ============

See accompanying notes to the consolidated financial statements

PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATMENS OF SHAREHOLDERS'
     EQUITY (DEFICIT)
From January 6, 1995 through June 30, 2001

                                             Preferred Stock        Common Stock
                                             ---------------        ------------
                                             Shares     Amount       Shares     Amount
                                             -------    ------      -------   --------
Balance, January 6, 1995                          -  $      -            - $        -
January 1995 issuance of common Stock in
   exchange fore cash advances made on
    behalf of the Company and services
    at $0.01 per common share                     -         -      150,000          1
Net loss for the year ended June 30, 1995         -         -            -          -
                                           --------  ---------     -------  ---------
       BALANCE, June 30, 1995 and 1996            -         -      150,000          1

June 1997 sale of common stock at $.025
   Per share                                      -         -    4,000,000         40
Net loss for the year ended June 30, 1997         -         -            -          -
                                           --------  --------   ----------   --------
       BALANCE, June 30, 1997                     -         -    4,150,000         41

Net loss for the year ended June 30, 1998         -         -            -          -
                                          ---------  --------   ----------   --------
       BALANCE, June 30, 1998                     -         -    4,150,000         41

January 1999 sale of common stock at $.50
  Per share                                       -         -      100,000          1
Net loss for the year ended June 30, 1999         -         -            -          -
                                          ---------  --------  -----------  ---------
       BALANCE, June 30, 1999                     -         -    4,250,000         42

August 30, 1999 issuance of common stock
   Valued at $.25 per share in exchange for
   Plateau Resources, Inc. shares                 -         -    1,500,000         15
September 1999 sale of common stock at
   $.50 per share                                 -         -       85,000          1
October 1999 sale of common stock at $.50
   Per share                                      -         -       10,000          -
June 2000 sale of common stock at $2.00
   Per share                                      -         -       45,000          1
Comprehensive loss:
 Net loss for the year ended June 30,2000         -         -            -          -
 Cumulative translation adjustment                -         -            -          -
Comprehensive loss                                -         -            -          -
                                          ---------  --------  ----------  ---------
     BALANCE, JUNE 30, 2000                       -         -   5,890,000         59



PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT)
From January 6, 1995 through June 30, 2001
     Continued

August 2000 issuance of common stock into
  Escrow (Note G)                                 -         -    1,165,000         12
September 2000 issuance of issuance of
   Common Stock in exchange for Vanadium
   And Magnetite Exploration & Development
   Co. (S.A.) Proprietary Limited shares
   Note G                                         -         -    4,000,000         40
October 2000 sale of common stock at
   $2.00 per share (Note G)                       -         -       10,000          -
November 2000 sale of common stock at
   $2.00 per share (Note G)                       -         -        6,500          -
November 2000 issuance of common stock
   In exchange for services at $5.00
   Per share (Note G)                             -         -      305,000          3
November 2000 stock options granted to
   Non-employees in exchange for
   Services (Note G)                              -         -            -          -
December 2000 issuance of common stock
   In exchange fore services $3,3125
   Per share (Note G)                             -         -       30,000          -
January 2001 sale of common stock at
   $2.00 per share (Note G)                       -         -        2,500          -
January 2001 issuance of common stock in
   Exchange for services at $3.50 per
   Share (Note G)                                 -         -       15,000          -
March 2001 issuance of common stock in
   Exchange for cash ($92,283) and
   Services at $1,875 per share
   (Note G)                                       -          -       91,500          1
March 2001 issuance of common stock in
   Exchange for services at $1.875 per
   Share (Note G)                                 -          -       15,000          -
April 2001 issuance of common stock in
   Exchange for services at $.97 per share
   (Note G)                                       -          -       35,000          -
June 2001 issuance of common stock in
   Exchange for services at $1.11 per
   Share (Note G)                                 -          -       50,000          1
June 2001 issuance of common stock in
   Exchange for services at $.99 per
   Share (Note G)                                 -          -       35,000          1
June 2001 issuance of common stock in
   Exchange for debt and accrued interest
   (Note G)                                       -          -      300,000          3
From January 6, 1995 through June 30, 2001




PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT)
From January 6, 1995 through June 30, 2001 continued


Comprehensive loss:
  Net loss for the year ended June 30, 2001       -          -            -          -
  Cumulative translation adjustment               -          -            -          -
Comprehensive loss                                -          -            -          -
                                         ----------  ---------  ----------   ---------
BALANCE, June 30, 2001                            -  $       -   11,950,050  $     120
                                         ==========   ========  ===========  =========

PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT)
From January 6, 1995 through June 30, 2001 continued

                                                                          Cumulative
                                                                         Translation
                                                                          Adjustment
                                                                         -----------
                                       Outstanding  Additional             Other
                                      Stock      Paid-in  Accumulated  Comprehensive
                                      Options    Capital     Deficit        Income
                                      -------    -------     ----------    ---------
Balance, January 6, 1995              $      -  $        -   $        -     $      -

January 1995 issuance of common Stock in
   exchange fore cash advances made on
    behalf of the Company and services
    at $0.01 per common share                -        1,499            -           -
Net loss for the year ended June 30, 199     -           -        (1,500)          -
                                      --------  ----------  ----------  -----------
       BALANCE, June 30, 1995 and 1996       -        1,499       (1,500)          -

June 1997 sale of common stock at $.025
   Per share                                 -       99,960            -           -
Net loss for the year ended June 30, 1997    -            -            -           -
                                      --------  -----------  -----------  ----------
       BALANCE, June 30, 1997                -      101,459       (1,500)          -

Net loss for the year ended June 30, 1998    -            -      (63,601)          -
                                      --------   ----------  ------------  ---------
       BALANCE, June 30, 1998                -      101,459      (65,101)          -

January 1999 sale of common stock at $.50
  Per share                                  -       49,999            -           -
Net loss for the year ended June 30, 1999    -            -      (76,192)          -
                                      --------  -----------  ------------  ---------
       BALANCE, June 30, 1999                -      151,458     (141,293)          -

August 30, 1999 issuance of common stock
   Valued at $.25 per share in exchange for
   Plateau Resources, Inc. shares            -      374,985            -           -
September 1999 sale of common stock at
   $.50 per share                            -       42,499            -           -
October 1999 sale of common stock at $.50
   Per share                                 -        5,000            -           -
June 2000 sale of common stock at $2.00
   Per share                                 -       89,000            -           -

PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT)
From January 6, 1995 through June 30, 2001 continued

                                                                          Cumulative
                                                                         Translation
                                                                          Adjustment
                                                                         -----------
                                     Outstanding  Additional                 Other
                                        Stock      Paid-in  Accumulated  Comprehensive
                                       Options    Capital     Deficit        Income
                                       -------    -------     ----------    ---------


Comprehensive loss
 Net loss for the year ended June 30,2000    -            -   (1,748,767)          -
 Cumulative translation adjustment           -            -            -      91,192
Comprehensive loss                           -            -            -           -
                                      --------  -----------  -----------  ----------
     BALANCE, JUNE 30, 2000                  -      663,941   (1,890,060)     91,192

August 2000 issuance of common stock into
  Escrow (Note G)                            -          (12)           -           -
September 2000 issuance of issuance of
   Common Stock in exchange for Vanadium
   And Magnetite Exploration & Development
   Co. (S.A.) Proprietary Limited shares
   Note G                                     -      (60,561)           -           -
October 2000 sale of common stock at
   $2.00 per share (Note G)                   -       20,000            -           -
November 2000 sale of common stock at
   $2.00 per share (Note G)                   -       13,000            -           -
November 2000 issuance of common stock
   In exchange for services at $5.00
   Per share (Note G)                         -    1,524,997            -           -
November 2000 stock options granted to
   Non-employees in exchange for
   Services (Note G)                     47,165            -            -           -
December 2000 issuance of common stock
   In exchange fore services $3,3125
   Per share (Note G)                         -       99,375            -           -
January 2001 sale of common stock at
   $2.00 per share (Note G)                   -        5,000            -           -
January 2001 issuance of common stock in
   Exchange for services at $3.50 per
   Share (Note G)                             -       52,500            -           -

PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT)
From January 6, 1995 through June 30, 2001 continued

                                                                          Cumulative
                                                                         Translation
                                                                          Adjustment
                                                                         -----------
                                       Outstanding  Additional               Other
                                         Stock      Paid-in  Accumulated Comprehensive
                                        Options    Capital     Deficit        Income
                                        -------    -------     ----------    ---------


March 2001 issuance of common stock in
   Exchange for cash ($92,283) and
   Services at $1,875 per share
   (Note G)                                 -      170,718            -           -
March 2001 issuance of common stock in
   Exchange for services at $1.875 per
   Share (Note G)                           -       28,125            -           -
April 2001 issuance of common stock in
   Exchange for services at $.97 per share
   (Note G)                                 -       33,950            -           -
June 2001 issuance of common stock in
   Exchange for services at $1.11 per
   Share (Note G)                           -       55,499            -           -
June 2001 issuance of common stock in
   Exchange for services at $.99 per
   Share (Note G)                           -       34,649            -           -

June 2001 issuance of common stock in
   Exchange for debt and accrued interest
   (Note G)                                 -      123,422            -           -
Comprehensive loss:
  Net loss for the year ended June 30, 2001 -            -   (3,407,886)          -
  Cumulative translation adjustment         -            -            -     195,876
Comprehensive loss                          -            -            -           -
                                     --------   ----------  -----------   ---------
BALANCE, June 30, 2001               $ 47,165   $2,764,603  $(5,297,946)  $ 287,068
                                     ========   ==========  ===========   =========

PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT)
From January 6, 1995 through June 30, 2001 continued

                                                                Total
                                                          Shareholders'
                                                               Deficit
                                                          ---------------
Balance, January 6, 1995                                  $             -
January 1995 issuance of common Stock in
   exchange fore cash advances made on
    behalf of the Company and services
    at $0.01 per common share                                       1,500
Net loss for the year ended June 30, 1995                          (1,500)
                                                             -------------
       BALANCE, June 30, 1995 and 1996                                  -

June 1997 sale of common stock at $.025
   Per share                                                      100,000
Net loss for the year ended June 30, 1997                               -
                                                                ---------
       BALANCE, June 30, 1997                                     100,000

Net loss for the year ended June 30, 1998                         (63,601)
                                                                ---------
       BALANCE, June 30, 1998                                      36,399

January 1999 sale of common stock at $.50
  Per share                                                        50,000
Net loss for the year ended June 30, 1999                         (76,192)
                                                                ----------
       BALANCE, June 30, 1999                                      10,207

August 30, 1999 issuance of common stock
   Valued at $.25 per share in exchange for
   Plateau Resources, Inc. shares                                 375,000
September 1999 sale of common stock at
   $.50 per share                                                  42,500
October 1999 sale of common stock at $.50
   Per share                                                        5,000
June 2000 sale of common stock at $2.00
   Per share                                                       90,000
Comprehensive loss:
 Net loss for the year ended June 30,2000                      (1,748,767)
 Cumulative translation adjustment                                 91,192
                                                               -----------
Comprehensive loss                                             (1,657,575)
                                                               -----------
     BALANCE, JUNE 30, 2000                                    (1,134,868)



   PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT) continued

August 2000 issuance of common stock into
  Escrow (Note G)                                                       -
September 2000 issuance of issuance of
   Common Stock in exchange for Vanadium
   And Magnetite Exploration & Development
   Co. (S.A.) Proprietary Limited shares
   Note G                                                         (60,521)
October 2000 sale of common stock at
   $2.00 per share (Note G)                                        20,000
November 2000 sale of common stock at
   $2.00 per share (Note G) )                                      13,000
November 2000 issuance of common stock
   In exchange for services at $5.00
   Per share (Note G)                                           1,525,000
November 2000 stock options granted to
   Non-employees in exchange for
   Services (Note G)                                               47,165
December 2000 issuance of common stock
   In exchange fore services $3,3125
   Per share (Note G)                                              99,375
January 2001 sale of common stock at
   $2.00 per share (Note G)                                         5,000
January 2001 issuance of common stock in
   Exchange for services at $3.50 per
   Share (Note G)                                                  52,500
March 2001 issuance of common stock in
   Exchange for cash ($92,283) and
   Services at $1,875 per share
   (Note G)                                                       170,719
March 2001 issuance of common stock in
   Exchange for services at $1.875 per
   Share (Note G)                                                  28,125
April 2001 issuance of common stock in
   Exchange for services at $.97 per share
   (Note G)                                                        33,950
June 2001 issuance of common stock in
   Exchange for services at $1.11 per
   Share (Note G)                                                  55,500
June 2001 issuance of common stock in
   Exchange for services at $.99 per
   Share (Note G)                                                  34,650
June 2001 issuance of common stock in
   Exchange for debt and accrued interest
   (Note G)                                                       123,425
Comprehensive loss:
  Net loss for the year ended June 30, 2001                    (3,407,886)
  Cumulative translation adjustment                               195,876
                                                               ----------




   PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT) continued



Comprehensive loss                                             (3,212,010)
                                                              -----------
BALANCE, June 30, 2001                                        $(2,198,990)
                                                              ===========

See accompanying notes to the consolidated financial statements

PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    January 6, 1995
                                                                      (inception)
                                 For the Years Ended June 30,            through
                                 ---------------------------
                                       2001         2000              June 30, 2001
                                  -----------    -----------         --------------
                                                                      (Unaudited)
OPERATING ACTIVITIES
  Net loss                         (3,407,886)    (1,748,767)           (5,297,946)
  Transactions not requiring cash:
  Common stock issued for services
    (Note G)                        1,954,695              -             1,956,195
  Depreciation and amortization        68,564         96,344               164,908
  Foreign currency transaction loss         -         42,770                42,770
  Write-down of notes receivable        5,105         37,517                91,398
  Loss on asset impairment (Note G)   337,535              -               337,535
  Changes in current assets and
    current liabilities:
                                       80,041        (41,319)                2,660
  Increase in accounts payable
     and accrued liabilities          469,417         53,580               545,220
                                     --------     -----------         ------------
NET CASH USED IN OPERATING
 ACTIVITIES                          (492,529)    (1,559,875)           (2,157,260)
                                     --------     ----------          ------------
INVESTING ACTIVITIES
  Cash received for sale of options to
   purchase interest in subsidiary          -         42,708                42,708
  Purchase of equipment                (5,383)       (84,450)              (89,833)
  Advances made to related parties
    as notes receivable                     -              -              (145,000)
  Purchase of subsidiary, cash received     -          1,151                 1,151
                                      -------      ---------          ------------
NET CASH USED IN INVESTING ACTIVITIES  (5,383)       (40,591)             (190,974)
                                     --------      ---------          ------------
FINANCING ACTIVITIES
  Advances from officer/shareholder    54,058      1,416,495             1,470,553
  Proceeds from loans                 150,000              -               250,000
  Principal payments on capital lease  (2,198)             -                (2,198)
  Proceeds from line of credit         49,984              -                49,984
  Principal payments on line of credit(46,687)             -               (46,687)
  Proceeds from sale of common stock  130,283        137,500               417,783
                                     --------      ---------          ------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                          335,440      1,553,995             2,139,435
                                     --------      ---------          ------------
Cumulative translation adjustment     195,876         91,192               287,068
                                     --------      ---------          ------------



PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
     Continued

Net change in cash and cash
    Equivalents                        33,404         44,721                78,269
Cash and cash equivalents, beginning   44,865            145                     -
                                     --------     ----------        --------------
Cash and cash equivalents, ending     $78,269        $44,866        $       78,269
                                     ========     ==========        ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest              $   5,071     $        -        $       5,071
                                    ==========    ===========       =============
Cash paid for income taxes          $       -     $         -       $           -
                                    ==========    ===========       =============
Non-cash financing and investing
   activities:
Acquisition of subsidiary in
  Exchange for 1,500,000 shares
  of common stock                  $        -     $   375,000       $     375,000
                                   ==========     ===========       =============
Acquisition of subsidiary in
  Exchange for 4,000,000 shares
  of common stock                   $ (60,521)    $         -       $     (60,521)
                                   ==========     ===========       =============
Equipment acquired under capital
  lease                             $   5,382     $         -       $       5,382
                                   ==========     ===========       =============

See accompanying notes to the consolidated financial statements

PINNACLE RESOURCES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note A: Organization, business, liquidity and summary of significant accounting policies

Organization

Pinnacle Resources, Inc. (the "Company") was incorporated under the laws of Wyoming as Claremont House, Corp. on January 6, 1995. On
June 26, 1997 the Company changed its name to Pinnacle Resources, Inc. The Company was formed to engage in all aspects of the financial services industry or any other lawful business. The
Company has been in the development stage since its inception.

Nature of business

Beginning with the acquisition of a subsidiary in August 1999, Plateau Resources (Proprietary)
Limited ("Plateau") a South African corporation, the Company's principal business has been to obtain mining rights, mining concessions and to explore such grants towards the mining and marketing of mineral products produced and all facets thereto. The Company acquired a second subsidiary, Vanadium and Magnetite Exploration &
Development Co. (S.A.) Proprietary Limited
("Vanadium"), a South African corporation, in September 2000 (See Note G).

Basis of presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has suffered significant losses since inception and at June 30, 2001, has a substantial net capital deficit. These factors among others may indicate that the Company will be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The

Company's continuation as a going concern is dependent upon its to meet its obligations on a timely basis, and, ultimately to attain profitability. The Company plans to sell assets
(including subsidiaries) and restructure its debt to improve its financial position. The Company also plans to continue to finance its operations and satisfy cash requirements with a combination of debt financing, stock sales and, in the longer term, revenues from operations.

Summary of significant accounting policies

Development stage company

The Company is in the development stage in accordance with Financial Accounting Standards
Board Statements of Financial Accounting Standards
(SFAS) No. 7 "Accounting and Reporting by
Development Stage Enterprises".

Basis of consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiary, Plateau, and its wholly owned subsidiary, Vanadium. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The
Company had no cash equivalents at June 30, 2001.

Other receivables

Other receivables consist of taxes (VAT) for which the Company has filed for the refund and expects reimbursement within ninety days.

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

Net loss per share

The Company reports net loss per share in accordance with SFAS No. 128, "Earnings Per
Share". Under SFAS 128, net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2001, the Company had 19,000 stock options outstanding that were not included in the calculation of net loss per share-diluted because the options were antidilutive.

Income taxes

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

Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of
Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value.
The carrying amounts of cash, receivables, accounts payable, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Impairment of long-lived assets and certain identifiable intangibles

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No.
121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed
Of". SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. In addition, the recoverability of goodwill is further evaluated under provisions of APB Opinion No. 17, "Intangible Assets", based upon estimated fair value. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Foreign currency translation

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

Note B:  Related party transactions

During the years ended June 30, 2001 and 2000, the Company paid an affiliated company $51,300 and $66,647, respectively, for consulting services.
The president of the Company controls the affiliate.

During the year ended June 30, 2000, a
shareholder/officer of Plateau advanced Plateau
$1,362,879.  At June 30, 2000, the
shareholder/officer had advanced Plateau a total of $1,548,606. During the year ended June 30, 2001, the shareholder/officer advanced Plateau an additional $54,058. At June 30, 2001, the shareholder/officer had advanced Plateau a total of $1,602,664. The advances are unsecured and are non-interest bearing. The advances are included in the accompanying financial statements as advances payable to shareholder and officer of subsidiary. The Plateau shareholder/officer has subordinated repayment of the advances in favor of the creditors of Plateau until such time as the assets of Plateau, fairly valued, exceed its liabilities.

Note C:  Property and equipment

Equipment consisted of the following:
Office furniture and fixtures             $  3,077
Equipment                                 $ 29,441
Motor Vehicles                            $ 58,566
                                        ----------
                                          $ 91,084
Less accumulated depreciation            $(26,637)
                                         ---------
                                          $ 64,447
                                           =======
Depreciation expense for the years ended June 30, 2001 and 2000 totaled $16,712 and $9,925, respectively.

Note D:  Note payable

On March 18, 1998 the Company signed a one-year loan agreement for $100,000 at five percent interest. The loan was collateralized by an individual interest in the Drenthe, Wirivier, Dortsland platinum concession as arranged by the Company. On June 22, 2000 the Company renewed the loan at an interest rate of 12 percent for one year with interest to be settled with common stock of the Company at $.50 per share. On June 25, 2001, the Company issued 300,000 shares of its common stock in exchange for loan principal of $100,000 and accrued interest of $23,425.

Note E:  Line of credit

The Company has a line of credit for $50,000, of which, $46,703 was unused at June 30, 2001.
Advances made under the line of credit carry an interest rate of prime plus one percent and may be extended annually with the consent of the financial institution. The credit line is personally guaranteed by the president of the Company.

Note F:  Capital lease obligation

The capital lease obligation consisted of the following at June 30 2001:

Lease payable, net of imputed interest of
 $483, due in 36 equal installments of $193
 per month, collaterized by equipment.                        $  3,184
                                                              --------
Less current maturities                                         (1,910)
                                                              --------
                                                              $  1,274
                                                              ========
Interest expense on the capital lease for the year
 ended June 30, 2001 totaled $652.

Maturities on the capital lease obligation subsequent to June 30, 2001 are as follows:

June 30,
2002                                                              $2,316
2003                                                               1,351
Less imputed interest                                              (483)
                                                                   -----



Present value of net minimum less payments                        $3,184
                                                                  ======

Note G:  Shareholders' Equity

Vanadium acquisition

On September 25, 2000, the Company purchased all of the outstanding common stock of Vanadium, a South African corporation, in exchange for 4,000,000 shares of the Company's common stock.

The Company has recorded the transaction as a purchase in accordance with the Accounting
Principles Board Opinion No. 16. The accompanying consolidated financial statements include the results of operations of Vanadium from the date of acquisition through June 30, 2001. The transaction was valued at $(60,521), or $(.015) per share based on the book value of Vanadium's net liabilities, in accordance with paragraph 26 of Accounting Principles Board Opinion No. 26.
Vanadium was acquired from an independent and unaffiliated third party. No goodwill was recorded in the transaction.

The following pro forma condensed, consolidated statements of operations gives effect to the acquisition of Vanadium as if it occurred on July
1, 2000. The pro forma condensed, consolidated statement of operations is not necessarily indicative of results of operations had the acquisition occurred at the beginning of the period.

Year Ended June 30, 2001

                                                                             Pro Forma
                                Pinnacle      Plateau      Vanadium       Consolidated
                              ----------      --------   -----------      ------------
Revenues                     $         -     $        -    $       -      $         -
Operating Expenses           $ 2,235,374     $ 1,170,956   $  5,514       $ 3,411,844
Operating loss               $(2,235,374)    $(1,170,956)  $ (5,514)      $(3,411,844)
Non Operating Income
  And Expenses               $ (  17,116)    $       941   $     14       $   (16,161)
Net Income                   $(2,252,490)    $(1,170,015)  $ (5,500)      $(3,428,005)
                             ===========     ==========     =======       ===========
Basic and diluted loss
  Per Common Share           $     (0.24)    $   (190.12)  $  (1.38)      $     (0.34)
                             ===========     ===========   ========       ===========




Basic and diluted weighted
  Average common shares
  Outstanding                  9,540,933          6,154      4,000         10,207,600
                               =========      =========   ========        ===========

There were no pro forma adjustments for the year ended June 30, 2001.

Plateau acquisition

On August 30, 1999 the Company purchased all of the outstanding common stock of Plateau in exchange for 1,500,000 shares of the Company's common stock valued at $375,000. The common stock was valued at $.25 per share based on contemporaneous transactions. Plateau was acquired from an independent and unaffiliated third party.
Net liabilities of Plateau as of the date of acquisition was $143,514. The excess of the purchase price over the fair value of the assets, in the amount of $518,514 was allocated to goodwill and is being amortized over a 60-month period. Amortization expense of $86,419 was recorded in the accompanying consolidated financial statements for the year ended June 30, 2000.

During the year ended June 30, 2000 the Company entered into an agreement with Anooraq Resources
Corporation ("Anooraq"), whereby Anooraq could purchase up to 70 percent of the Company's interest in Plateau. In exchange for this agreement, Anooraq paid the Company $42,708.
Accordingly, the Company recorded the cash payment of $42,708 as a reduction of its investment in Plateau. As of June 30, 2001, Anooraq had acquired a 35 percent interest in Plateau (see
Note I).  Anooraq's share of Plateau's net losses
exceed Anooraq's equity in Plateau, therefore the minority losses have been charged to the Company until such time as Anooraq's equity in Plateau exceeds the losses.

Impairment of Plateau goodwill

During the second quarter of the fiscal year ended
June 30, 2001, the Company recorded a charge of $337,535, or $.04 per basic and diluted common share, for the write-off of the remaining goodwill related to the acquisition of Plateau. Yearly amortization of such goodwill totaled $103,704.

The Company forecast Plateau's fully undiscounted cash flows at below the carrying value of the long-lived asset. Accordingly, the Company adjusted the carrying value to fair value, less costs to sell.

Common stock

During the year ended June 30, 2001, the Company sold 19,000 shares of its common stock for $38,000, $2.00 per share.

During the year ended June 30, 2001, the Company issued 485,000 shares of its common stock in exchange for professional services. The transactions were valued at the market price of the stock on the date of issuance, which ranged from $.97 to $5.00 per share. As a result, the Company recognized a stock-based compensation expense totaling $1,829,100 based on the fair value of the common stock.

During the year ended June 30, 2001, the Company issued 91,050 shares of its common stock in exchange for $92,283 and financial consulting services. On the date of the issuance the market price of the stock was $1.875 per share. As a result, the Company recognized a stock-based compensation expense for the market value of the stock, $78,436.

On June 25, 2001, the Company issued 300,000 shares of its common stock in exchange for loan principal of $100,000 and accrued interest of $23,425 (see Note D).

On September 30, 1999 the Company sold 85,000 shares of its restricted common stock at $.50 per share for total proceeds of $42,500.

In October of 1999 the Company sold 10,000 shares of its restricted common stock at $.50 per share for total proceeds of $5,000.

In June of 2000, the Company sold 45,000 shares of its restricted common stock at $2.00 per share for total proceeds of $90,000.

Stock options

Statement of Financial Accounting Standards No.
123, "Accounting for Stock-Based Compensation" requires the use of the fair value based method of accounting for stock issued to non-employees in exchange for services.

During the three months ended December 31, 2000, the Company granted options to purchase 19,000 shares of common stock to a vendor in exchange for brokerage and investor relations services. The options were granted with exercise prices below the market price of the common stock on the date of grant. The weighted average exercise price and weighted average fair value of these options as of June 30, 2001 were $4.00 and $2.48, respectively.

All stock options were fully vested on the date of grant. The following schedule summarizes the changes in the Company's outstanding stock options:

                             Options Outstanding and Exercisable      Weighted Average
                            Number of           Exercise Price         Exercise Price
                             Shares              Per Share              Per Share
Balance at June 30,2000           -                 $     -                 $     -
Options Granted              19,000                 $  4.00                 $  4.00
Options Exercised                 -                 $     -                 $     -
Options Canceled                  -                 $     -                 $     -
                             -------              ---------               ---------
Balance at June 30, 2001     19,000                 $  4.00                 $  4.00
                           ========               =========               =========

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

Shares in escrow

As of June 30, 2001, 1,165,000 shares of the
Company's common stock outstanding were held in escrow with Harris County Circuit Court in
Houston, Texas, pending resolution of a dispute between the Company and Petty International
Development Corporation.

Note H:  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                         For the Years Ended
                                                             June 30,
                                                     2001                2000
                                                     ----                ----
U.S. federal statutory graduated rate                34.00%              34.00%
State income tax rate net of
    Federal benefit                                   3.14%               3.14%
Net operating loss for which no tax
    Benefit is currently available                  -37.14%             -37.14%
                                                   --------             -------
                                                      0.00%               0.00%
                                                   ========             =======

At June 30, 2001, deferred tax assets consisted of a net tax asset of $1,977,187, due to operating loss carryforwards of $5,297,946, which was fully allowed for, in the valuation allowance of $1,977,187. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended June 30, 2001 and 2000, and from January 6, 1995
(inception) through June 30, 2001 totaled

$1,285,334, $649,405 and $1,977,187, respectively.
The current tax benefit also totaled $1,285,334, $649,405 and $1,977,187 for the years ended June
30, 2001 and 2000, and from January 6, 1995
(inception) through June 30, 2001, respectively.
The net operating loss carryforward expires through the year 2021.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced;
reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue
Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Note I:  Subsequent event

Sale of Plateau subsidiary

The Company sold its Plateau investment to Anooraq in exchange for 7 million shares of Anooraq's common stock and debt forgiveness totaling
$150,000 on August 28, 2001. Following the sale, the Company owned approximately 28 percent of Anooraq's issued and outstanding common stock.
The Company's investment in Plateau totaled
$332,292 at June 30, 2001.  The $332,292 Plateau
investment was eliminated in consolidation.

The following pro forma condensed, consolidated balance sheets give effect to the disposition of Plateau as if it occurred on July 1, 2000. The pro forma condensed, consolidated balance sheet is not necessarily indicative of the financial position had the disposition occurred at the beginning of the period.

June 30, 2001                 Pinnacle
                              Consolidated                         Pro Forma
                              (As reported)      Adjustments      Consolidated
                              ------------       -----------      ------------
Cash                          $   78,269        $  (60,689)1      $     17,580
Receivables                        1,369            (1,369)2                 -
Property and equipment, net       64,447           (57,747)3             6,700
                              ----------        ------------        ----------
Total assets                  $  144,085        $  (119,805)       $    24,280
                              ==========        =============      ===========
Current liabilities           $2,341,449        $(2,329,035)4,5,6  $    12,414
Long term debt                     1,274                  -              1,274
                              ----------         ----------        -----------
Total liabilities              2,342,723         (2,329,035)            13,688
                              ----------         -----------       -----------
Minority interest                    352               (352)7                -
Shareholders' deficit         (2,198,990)        (2,209,582)            10,592
                              -----------        -----------        ----------
Total liabilities and
  Shareholders' deficit       $  144,085         $ (119,805)       $    24,280
                              ==========         ===========       ===========

Condensed, consolidated balance sheet adjustments:
1.  Elimination of Plateau's cash balance;
2.  Elimination of Plateau's receivable balance;
3. Elimination of Plateau's net property and equipment;
4.  Elimination of Plateau's trade payables;
5.  Elimination of Plateau's shareholder advances;
6.  Elimination of Anooraq's advance to Pinnacle;
7. Elimination of the minority interest
established in the consolidation of Plateau's financial statements.

The pro forma condensed, consolidated balance sheet was adjusted for the $150,000 advance, which was eliminated in the Plateau disposition.

The following pro forma condensed, consolidated statements of operations give effect to the disposition of Plateau as if it occurred on July
1, 2000. The pro forma condensed, consolidated statement of operations is not necessarily indicative of results of operations had the disposition occurred at the beginning of the period.

Year ended June 30, 2001

                               Pinnacle
                              Consolidated                         Pro Forma
                              (As reported)      Adjustments      Consolidated
                              ------------       -----------      ------------
Revenues                      $          -       $         -       $         -
Operating expenses            $  3,388,993       $ (1,170,956)1    $ 2,218,038
Operation loss                $( 3,388,993)      $ (1,170,956)     $(2,218,037)
Non-operating income
  And expenses                $    (18,893)      $       (941)2    $   (19,832)
Net income                    $( 3,407,886)      $  1,170,015       (2,237,871)
                              ============       ============      ===========
Basic and diluted loss per
  common share                $      (0.36)                        $     (0.23)
                              ============                         ===========
Basic and diluted weighted
  Average common shares
  Outstanding                    9,540,933                           9,540,933
                              ============                         ===========

Condensed, consolidated statement of operations adjustments:
1.  Elimination of Plateau's operating expenses;
2.  Elimination of Plateau's interest income.

Common stock issued into escrow

The Company issued an additional 1,835,000 shares of its common stock into escrow on July 5, 2001
(see Note G).

ITEM  8.   CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM  9.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF
THE  COMPANY

Board of Directors. The following persons listed below have been retained to provide services as director until the qualification and election of his successor. All holders of Common Stock will have the right to vote for

Directors of Pinnacle. The Board of Directors has primary responsibility for adopting and reviewing implementation of the business plan of Pinnacle, supervising the development business plan, review of the officers' performance of specific business functions. The Board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of the Company. A director shall be elected by the shareholders to serve until the next annual meeting of shareholders, or until his or her death, or resignation and his or her successor is elected.
Presently, Directors receive no compensation or fees for their services rendered in such capacity.

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

Corp.; Manager of Desert Flower Mining, LLC; and
President and Chairman of Victory Minerals Corp.
and Pinnacle.   Offshore, Mr. Gamble also
serves as a Director on the Board of Directors of Plateau Resources (Pty) Ltd., a South African corporation. Mr. Gamble assisted the management in setting up an offshore parent holding company in the Cayman Islands. Additionally, Mr. Gamble recently facilitated Plateau Resources (Pty) Ltd.
in obtaining mineral rights on South African properties. He helped to fund, via private sources, Plateau's start-up and operating capital to date.
Similarly, Mr. Gamble served on the Board of Vanmag
Exploration and Development (Pty) Ltd., also a
South African corporation. He also assisted this company in obtaining mineral rights on a major vanadium deposit, and facilitated in setting up its parent offshore company in the Cayman Islands. Mr.
Gamble resigned from the Vanmag Board of Directors when the Cayman parent company sold the South
African entity. Currently he is a Director with Zebediela Platinum (Pty) Ltd., another South
African corporation which is awaiting approval of its applications on farms having platinum potential.

In mid-1979, Mr. Gamble affected a sale and
financing package on a ranch in Russell, Kansas on
which were several producing oil and gas wells.
This opportunity led to the creation of a new
entity, Petro-Package Brokerage Co., which Mr.
Gamble owns.   For the next few years Mr. Gamble
specialized in packaging, financing and selling producing oil and gas properties. Additionally, he managed several oil properties for investors and drilled over 20 wells in Central Kansas. He moved the Petro-Package operation to Denver in 1985 and created a new Wyoming company called Victory
Minerals Corp. which is the flagship company for Mr. Gamble's mineral interest both in the United
States and in Africa.

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

Terryl K. Jensen.    Mr. Jensen has been with
Horton Cavey Company since 1969 and is currently
President of Horton Cavey Realty Company and has
twenty-eight years of experience in real estate as
a broker, manager and owner.   He has held his real
estate broker license since 1972.   His experience
includes the sale of land and investment real estate, syndication of investment property, development of commercial and residential projects and management of Pinnacle.

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

Conflicts of Interest.   Pinnacle will be subject
to various conflicts of interest between Pinnacle and its Affiliates. Since the executive officers and directors will control the daily operations of Pinnacle and its Affiliates, there may be occasions when the interests of Pinnacle's Affiliates may be inconsistent with the interests of Pinnacle.

Allocation of Management Time.  Pinnacle will rely
on its officers to manage Pinnacle's business
operations.  Currently the officers are devoting a
minimal amount of their time for the operation of
Pinnacle.   Pinnacle may obtain additional
officers, as necessary.   As such, and until all of
their positions become "full time," there will be
conflicts of interest in allocating management
time, services and functions between Pinnacle and
its Affiliates.   These individuals may engage for
their own account, or for the account of others in other business ventures for which Pinnacle shall not be entitled to any interest.

Pinnacle may, at some time in the future, compete with others for the management services of the current and future officers of Pinnacle. As a result, these individuals may be placed in a position where their decision to favor other operations in which they are associated over those of Pinnacle will result in a conflict of interest.
It should also be noted that it may be expedient for them to favor one operation over another since their participation in such operations will vary.

In allocating their time, they will recognize their fiduciary obligations to Pinnacle, the prevailing industry standards and the financial situation of Pinnacle.

   Conflicts of Interest Policy.  Pinnacle has
adopted a policy that any transactions with
directors, officers or entities of which they are
also officers or directors or in which they have a
financial interest, will only be on terms
consistent with industry standards and approved by
a majority of the disinterested directors of
Pinnacle's board of directors.    No such
transactions by Pinnacle shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the Board of Directors of Pinnacle or a committee thereof which approves such transactions, or solely because their votes are counted for such purpose if: (i) the fact of such common directorship or financial interest is disclosed or known by the Board of Directors or committee and noted in the minutes, and the Board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote for that purpose without counting the vote or votes of such interested directors; or (ii) the fact of such common directorship or financial interest is disclosed to or known by the shareholders entitled to vote and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of shareholders holding a majority of the common shares entitled to vote (the votes of the common or interested directors or officers shall be counted in any such vote of shareholders), or (iii) the contract or transaction is fair and reasonable to Pinnacle based on the material similarity of terms to recent consulting agreements not involving interested parties, or in all other agreements by competitive bids, at the time it is authorized or approved. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the board of directors of Pinnacle or a committee thereof which approves such transactions.

Non-Qualified and Incentive Stock Option Plans.
Pinnacle does not currently have any stock option plans, however, Pinnacle does intend to pursue the adoption of a non-qualified stock option plan in the fourth quarter of 2001. Pinnacle filed an S-8 registration to have 1,000,000 shares of common stock available for an anticipated employee benefits plan.

ITEM  10.    EXECUTIVE  COMPENSATION

Commencing July 1, 1997, the officers of Pinnacle receive $800 per month (aggregate) for services.
As operations increase, Pinnacle intends to enter into employment agreements with its officers.
Upon funding, either through revenues from operations, a private placement or initial public offering, should the amount justify the salary demands, the key management of Pinnacle would be compensated according to their duties. No specific details have been determined.

Mel Keller, a 10.37% shareholder of Pinnacle loaned
$100,000 to the Company on March 18, 1998 at the interest rate of Five Percent (5%) per Annum. The funds were to be used to advance the permitting process on platinum ore properties of Plateau
Resources (Pty) Ltd located in the Republic of South Africa. The loan was unsecured by Pinnacle but was instead secured by an undivided five percent (5%) interest in the Drenthe, Witrivier, Dortsland Platinum concession as arranged by Pinnacle on behalf of Mr. Keller. The loan was made to Pinnacle instead of directly to Plateau Resources (Pty) Ltd. because Mr. Keller insisted his funds be placed in a domestic entity as opposed to a foreign company. In June 2001 the loan and its accumulated interest were converted into equity and Mr. Keller was issued 300,000 shares of Pinnacle common stock.

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following tabulates holdings of shares of
Pinnacle by each person or entity who, subject to
the above, as of June 30, 2001, holds of record or
is known by management to own beneficially more
than 5.0% of the common shares and, in addition, by
all directors and officers of Pinnacle individually
and as a group.   Each named beneficial owner has
sole voting and investment power with respect to the shares set forth opposite his name.

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

Beverly Jo Gamble is married to Glen R. Gamble, an
officer and director of Pinnacle.  As a result,
Glen R. Gamble would be deemed to be a beneficial
owner of the Common Shares owned of record by
Beverly Jo Gamble.   Nevertheless, Glen R. Gamble
disclaims any beneficial ownership of the Common
Shares owned of record by his wife.

Victory Minerals Corp. is a corporation controlled
by Glen R. Gamble, an officer and director of
Pinnacle.   As a result, Glen R. Gamble would be
deemed to be a beneficial owner of the 2,000,000 common shares owned of record by Victory Minerals
Corp.

Daniel J. Boone and Jerry Welch Boone are principals of Re-Group, Inc.

The balance of Pinnacle's outstanding Common Shares are held by 3 persons, not including those persons who hold their shares in street name.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Pinnacle maintains a mailing address at located at 9600 E. Arapahoe, Suite 260, Englewood, CO 80112 and shares that office space with a director, Terryl K. Jensen, who operates a Real Estate business on the premises.

Glen Gamble, president of Pinnacle, is also an officer and director of Victory Minerals
Corporation, a significant shareholder of
Pinnacle's common stock.

Mr. Gamble is also a director on the Board of Directors of Plateau Resources (Pty) Ltd., a South
African corporation. Further, Mr. Gamble has been appointed as a Director to the Board of Directors of Anooraq Resources Corporation that is the 100% owner of Plateau Resources. Likewise Mr. R.A.
Hildebrand who is a Pinnacle Director also holds
Directorship positions with Plateau and Anooraq.

In March 1998, monies ($75,000) were advanced to
Plateau Resources (Pty) Ltd.   These funds were
accruing interest at a rate of 10% per annum. In
January 2000 the loan was repaid by Anooraq
Resources from  closing proceeds.

In October 1997, monies ($40,000) were advanced to Asset Partners LLC. whose managing partner is a minority shareholder of Pinnacle (holding 3,000 common shares or .07% of Pinnacle's outstanding common shares). These funds are accruing interest at a rate of 13% per annum. The funds were originally due to be repaid on April 22, 1998.
The note has been extended until October 22, 1998 and then subsequently written off.

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

(b)    List of Exhibits

            The following of exhibits are filed
with this report:

 (3.1) Articles of Incorporation incorporated by referenced to Form 10SB filed August 7, 1997, File
No. 0-22965
 (3.2) Amendment to Articles of Incorporation incorporated by referenced to Form 10SB filed
August 7, 1997, File No. 0-22965
 (3.3)  Bylaws incorporated by reference to Form
10SB filed August 7, 1997, File No. 0-22965
 (3.4) Amendment to Bylaws dated July 1, 1997 incorporated by reference to Form 10SB filed
October, 1997.
 (4.1) Specimen Common Stock Certificate incorporated by reference to Form 10SB filed August
7, 1997, File No. 0-22965
 (10.1)  Loan Agreement between Pinnacle and Asset
Partners, LLC dated October 22, 1997 incorporated by reference to Amendment 3 to Form 10SB.
(10.2)  Loan Agreement between Pinnacle and Plateau
Resources (PTY) Ltd. dated March 22, 1998 incorporated by reference to Amendment 3 to Form 10SB.

(10.3)  Loan Agreement between Pinnacle and Mel
Keller dated March 18, 1998 incorporated by reference to Amendment 3 to Form 10SB.


(B)    REPORTS  ON  FORM  8-K

On May 18, 2001, Pinnacle filed Form 8-K including
Item 2 and Item 7

Pinnacle Resources, Inc. (OTC Bulletin Board: PNRR;
Frankfurt: PIN) has completed its acquisition of Vanadium and Magnetite Exploration and Development
(Pty) Ltd. (V-MED). V-MED, a South African corporation, that holds an exclusive 30-year mineral lease on five contiguous farms covering
17,188 acres adjacent to Pinnacle's platinum-palladium properties near Potgietersrus, South
Africa. Pinnacle issued 4,000,000 shares of two year restricted common stock for 100% of VMED, the vanadium and titanium holding company.

                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Pinnacle has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    October 8, 2001

Pinnacle Resources, Inc.

/s/ Glen R. Gamble
------------------------------------
By:     Glen R. Gamble, President

Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Pinnacle and in the capacities and on the dates indicated.

/s/ Glen R. Gamble                                 10/8/01
- ------------------------------
Glen R. Gamble
President  and  Director
(chief executive officer)


/s/ Robert A. Hildebrand                            10/8/01
- ------------------------------
Date:
Robert A. Hildebrand
Secretary/Treasurer  and  Director
(Chief Financial Officer)


/s/ Terryl F. Jensen                                10/8/01
- ------------------------------
Terryl F. Jensen
Director