Form 10QSB
period 2001-09-30
PINNACLE RESOURCES INC
filed 2001-11-19
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
          WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or
15(d) Securities Exchange Act of 1934 for
Quarterly Period Ended September 30, 2001

-OR-

[ ]     Transition Report Pursuant to Section 13
or 15(d) of the Securities And Exchange Act of
1934 for the transaction period from _________ to________

Commission File Number              000-22965


       Pinnacle Resources, Inc.
-----------------------------------------------
 (Exact name of registrant as specified in its charter)


Wyoming                          84-1414869
-----------------------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification Number)
of incorporation or organization

 9600 E. Arapahoe Road, Suite 260,
  Englewood, Colorado                  80112
----------------------------------------------
(Address of principal executive offices, Zip Code)

          303-705-8600
-----------------------------------------------
         (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

The number of outstanding shares of the
registrant's common stock,
September 30, 2001:  Common Stock
   -  13,785,050

ITEM 1 -- FINANCIAL STATEMENTS

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Item 1. Financial Statements

Condensed consolidated balance sheet,
    September 30, 2001 (unaudited)         3
Condensed consolidated statements
   of operations for the three and
   nine months ended March 31, 2001
   and 2000, and from January 6, 1995
  (inception) through March 31,
   2001 (unaudited)                        4
Condensed consolidated statements
   of cash flows for the nine months
   ended March 31, 2001 and 2000, and
   from January 6, 1995 (inception)
   through March 31, 2001(unaudited)       5
Notes to condensed consolidated
   financial statements                    6

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheet
(Unaudited)

September 30, 2001

Assets

CAPTION>
Current assets:
	Cash                                                       $     7,625
	Marketable securities, at fair value (Note B)                2,459,800
                                                                   ---------
			Total current assets                             2,467,425

Equipment, net                                                         6,905
                                                                   ---------
                                                                  $2,474,330
                                                                  ==========

Liabilities and Shareholders' Deficit
Current liabilities:
	Accounts payable, trade                                    $    10,885
	Lines of credit                                                 64,707
	Current maturities on capital lease obligation	                 1,994
	Advances payable to shareholder                                 60,281
                                                                 -----------
           Total current liabilities                                 137,867

Long-term debt:
	Capital lease obligation, less current maturities                  743
                                                                 -----------
	     Total liabilities                                         138,610
                                                                 -----------

Shareholders' deficit (Note E):
	Preferred stock                                                      -
	Common stock                                                       138
	Outstanding stock options                                       47,165
	Additional paid in capital                                   2,764,585
	Unrealized holding gains                                     2,261,508
	Deficit accumulated during development stage                (2,767,179)
	Cumulative translation adjustment                               29,503
                                                                  ----------
           Total shareholders' deficit	                         2,335,720
				                                          ----------
                                                               $   2,474,330
                                                               =============

See accompanying notes to condensed
 consolidated financial statements

PINNACLE RESOURCES, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                    January 6, 1995
                                                                      (inception)
                                        Three Months Ended               through
                                        September 30, 2001            September 30,
                                        -------------------
                                       2001             2000               2001
                                      ---------------------------------------------
Operating expenses:
Prospecting costs                 $    200,606     $   10,895        $  1,958,025
Stock-based compensation                     -              -           1,956,195
General and administrative              42,489         61,905             431,351
Consulting, related party                    -         12,825             117,947
Legal and accounting fees               29,651          2,845             247,567
Travel                                   9,931            585             216,975
Depreciation and amortization           10,585         39,055             175,493
Asset impairment charge                      -              -             337,535
Foreign currency transaction loss            -              -              42,770
                                    ----------      ---------         -----------
     Total operating expenses          293,262        128,110           5,483,858
                                   -----------      ---------         -----------
               Operating loss         (293,262)      (128,110)         (5,483,858)

Non-operating income (expense):
Write-down of notes receivable               -              -             (91,398)
Other income                             9,153           5,363             68,313
Interest expense                        (2,618)         (1,918)           (77,730)
                                    -----------     -----------        -----------
    Net loss before income taxes      (286,727)       (124,665)        (5,584,673)

Income taxes (Note C)                        -               -                  -
                                    ----------      ----------         ----------
                      Net loss      $ (286,727)     $ (124,665)      $ (5,584,673)
                                   ===========     ===========       ============
Basic and diluted loss per common share
                                  $      (0.02)     $    (0.02)
                                   =============   ============
Basic and diluted weighted average
common shares outstanding           13,785,050        6,223,333
                                   =============   ============

See accompanying notes to condensed
 consolidated financial statements

PINNACLE RESOURCES, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                    January 6, 1995
                                                                      (inception)
                                        Three Months Ended               through
                                        September 30, 2001            September 30,
                                        -------------------
                                       2001             2000               2001
                                      ---------------------------------------------

Net cash used in operating activities $(130,996)     $ (49,715)       $(2,288,256)
                                      -----------    ----------       ------------
Cash flows from investing activities:
 Cash received for sale of options to purchase
   interest in subsidiary                      -             -             42,708
 Purchase of equipment                    (1,201)       (3,034)           (91,034)
 Advances made to related parties
   as notes receivable                         -             -           (145,000)
 Purchase of subsidiary,  cash received        -             -              1,151
                                       ----------    ----------       ------------
Net cash provided by (used in)
   investing activities                   (1,201)        (3,034)          (192,175)
                                       ----------    -----------      -------------
Cash flows from financing activities:
 Advances from officer/shareholder             -         114,672         1,470,553
 Proceeds from loans and line of credit   62,000          40,000           361,984
 Principle payments on line of credit          -               -           (46,687)
 Principle payments on capital lease        (447)              -            (2,645)
 Proceeds from sale of common stock            -               -           417,783
                                       -----------    -----------     -------------
Net cash provided by financing activities 61,553         154,672         2,200,988
                                       -----------    -----------     -------------
Cumulative translation adjustment              -               -           287,068
                                       -----------    -----------     -------------
                   Net change in cash    (70,644)         101,923            7,625
Cash, beginning                           78,269           44,866                -
                                       -----------    ------------     ------------
                         Cash, ending $    7,625       $  146,789      $     7,625
                                       ===========     ===========     ============
Supplemental disclosure of cash flow information:
 Cash paid for interest               $         -               -      $        -
                                      ============     ===========     ============
 Cash paid for income taxes           $         -               -      $        -
                                      ============     ===========     ============

Non-cash investing and financing transactions:
 Acquisition of subsidiary in exchange for 1,500,000
  shares of common stock              $         -     $         -      $   375,000
                                      ===============  ============     ===========




 Acquisition of subsidiary in exchange for 4,000,000
 shares of common stock               $         -     $   (60,521)     $   (60,521)
                                      ===============  ============     ===========
Equipment acquired under capital lease$         -     $         -      $     5,382
                                       =============   ============     ==========
Common stock issued as repayment
 for debt                             $   150,000     $         -      $   150,000
                                      =============    =============    ==========
Unrealized holding gains (Note B)     $ 2,261,508     $         -      $ 2,261,508
                                      =============    =============    ==========

See accompanying notes to condensed
 consolidated financial statements

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial
Statements
(Unaudited)

Note A:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated June
30, 2001, and should be read in conjunction with the notes thereto.

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

Note B:  Marketable securities

The Company's marketable securities consist of the common stock acquired from Anooraq Resources
Corporation ("Anooraq") in the sale of the Company's investment in Plateau Resources,
(Proprietary) Limited ("Plateau") (see Note F).
Marketable securities are stated at market value as determined by the most recently traded price of the security at the balance sheet date. The Company's marketable securities have been classified as available-for-sale securities in accordance with
Statement of Financial Accounting Standards No.
115, "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

                                          Comprehensive
                                           Returned in
                                          Exchange for       Unrealized     Market
                              Cost        debt forgiveness    Gain (Loss)    Value
                            -------------------------------------------------------
Available-for-sale securities
  Equity securities          $ 342,292    $(144,000)       $2,261,508   $2,459,800
                            ==========   ==========        ==========   ==========

Note C:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No.
109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended September 30, 2000 resulting in a deferred tax asset, which was fully allowed for;
therefore, the net benefit and expense resulted in $-0- income taxes.

Note D:  Line of credit

The Company has a line of credit for $50,000, of which, $-0- was unused at September 30, 2001.
Advances made under the line of credit carry an interest rate of prime plus one percent and may be extended annually with the consent of the financial institution. The credit line is personally guaranteed by the president of the Company.

                                     Common Stock      Outstanding    Additional
                                   ----------------      Stock        Paid-In
                                    Shares   Amount     Options        Capital
                                   --------  ------    ---------      -----------
Balance July, 2001              11,950,050   $120      $47,165        $2,764,603
July 2001, issuance of common
  stock in to escrow             1,845,000     18            -              (18)
Sale of Plateau (Note F)                 -      -            -                -
Comprehensive income (loss)
  Net loss for the three months
  Ended September 30, 2001               -      -            -                -
  Unrealized holding gains               -      -            -                -
    Total comprehensive
      Income Loss               ----------   -----     --------      ----------
Balance, September 30, 2001     13,785,050    $138      $47,165      $2,764,179
                                ==========   =====     ========      ==========

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial
Statements
(Unaudited)

Note E: Changes in shareholders' equity for the three months ended September 30, 2001

                                          Comprehensive
                                            Income
                                          Unrealized        Cumulative
                               Accumulated  Holding         Transaction
                                Deficit   Gains(losses)     Adjustments     Total
                               --------  ----------------  -------------  ----------
Balance July, 2001            $(5,297,946)  $       -       $287,068    $(2,198,990)
July 20001, issuance of common
  Stock in to escrow                    -           -              -              -
Sale of Plateau (Note F)       (2,817,494)          -       (257,565)    (2,559,929)
Comprehensive income (loss)
  Net loss for the three month
  Ended September 30, 2001      (286,727)           -              -       (286,727)
  Unrealized holding gains             -    2,261,508              -      2,261,508
                                                                          ---------
Total comprehensive
      Income Loss                                                         1,974,781
                             -----------  -----------      ---------      ---------
Balance, September 30, 2001  $(2,767,179) $(2,261,508)      $ 29,503     $2,335,720
                             ============ ============     =========     ==========

As of June 30, 2001, 1,165,000 shares of the
Company's common stock outstanding were held in escrow with Harris County Circuit Court in Houston,
Texas, pending resolution of a dispute between the Company and Petty International Development
Corporation. On July 5, 2001, the Company issued an additional 1,835,000 common shares into the escrow.

Note F:  Sale of Plateau investment

The Company sold its Plateau investment to Anooraq in exchange for 7 million shares of Anooraq's common stock and debt forgiveness totaling $150,000 on August 28, 2001. Following the sale, the Company owned approximately 28 percent of Anooraq's issued and outstanding common stock. The Company's investment in Plateau totaled $332,292 on the date of sale. Plateau also owed the Company an advance of $10,000.

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial
Statements
(Unaudited)

The following pro forma condensed, consolidated statements of operations give effect to the disposition of Plateau as if it occurred on July 1, 2001. The pro forma condensed, consolidated statement of operations is not necessarily indicative of results of operations had the disposition occurred at the beginning of the period.

Three months ended September 30, 2001

                                   Pinnacle
                                   Consolidated                      ProForma
                                   (as reported)      Adjustments    Consolidated
                                   -------------      -----------    ------------
Revenues                            $       -         $       -       $       -
Operating expenses                    293,262          (189,553)1       103,709
                                    ---------         ---------        --------
Operating loss                       (293,262)          189,553        (103,709)
Non-operating income
  and expenses                          6,535              (690)2         5,845
                                     --------          --------        --------
Net income                          $(286,727)         $188,863        $ 97,864
                                    =========          ========        ========
Basic and diluted loss per
  Common share                      $   (0.02)                        $       *
                                    =========                         =========
Basic and diluted weighted
 Average common shares
 Outstanding                        13,785,050                       13,785,050
                                    ==========                       ==========

*  Less than $.01 per share

Condensed, consolidated statement of operations adjustments:
1. Elimination of Plateau's operating expenses
2. Elimination of Plateau's interest income

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial
Statements
(Unaudited)

The following pro forma condensed, consolidated statements of operations give effect to the disposition of Plateau as if it occurred on July
1, 2000, the beginning of the previous fiscal year. The pro forma condensed, consolidated statement of operations is not necessarily indicative of results of operations had the disposition occurred at the beginning of the period.

Year ended June 30, 2001

                                   Pinnacle
                                   Consolidated                      ProForma
                                   (as reported)      Adjustments    Consolidated
                                   -------------      -----------    ------------
Revenues                           $          -       $         -    $         -
Operating expenses                    3,388,993        (1,170,956)1    2,218,037
                                   ------------        -----------   ------------
Operating loss                     $(3,388,993)       $(1,170,956)   $ 2,218,037
Non-operating income
  and expenses                     $ (  18,893)       $    (  941)2  $  ( 19,834)
                                   -----------        -----------    -----------
Net income                         $(3,407,886)       $ 1,170,015    $(2,237,871)
                                   ===========        ===========   ============
Basic and diluted loss per
  common share                     $     (0.36)                      $     (0.23)
                                   ===========                       ===========
Basic and diluted weighted
 Average common shares
 Outstanding                         9,540,933                         9,540,933
                                   ===========                       ===========

Condensed, consolidated statement of operations adjustments:
1. Elimination of Plateau's operating expenses
2. Elimination of Plateau's interest income

Item 2. Management's Discussion and Analysis or
Plan of Operations

Trends and Uncertainties.   The financial
statements have been prepared assuming that
Pinnacle will continue as a going concern.
Pinnacle is in the development stage and has no
operations as of September 30, 2001.   The
deficiency in working capital as of September 30,
2001 raises substantial doubt about its ability to
continue as a going concern. In the course of its
development activities Pinnacle has sustained
continuing losses and expects such losses to
continue for the foreseeable future.   Pinnacle's
management plans on advancing funds on an as
needed basis and in the longer term to revenues
from the operations of which there is no
assurance.   Pinnacle's ability to continue as a
going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

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

Management believes that Pinnacle will be able to
successfully seek out potential candidates who are
interested in obtaining loans from Pinnacle in the
immediate future.   This belief is based upon the
perceived difficulty of many development and
growth stage companies who require additional
financing, but are unable to obtain the same from
established sources, such as banking institutions
and venture capitalists.   As interest rates begin
to rise, management anticipates that those types
of entities earmarked by Pinnacle as possible
clients will continue to seek out Pinnacle as a
lending source, as management views a potential
borrower's borrowing base in a different light
than banks.   For loans made by regulated
commercial lenders, there is normally a structured
review and evaluation of a prospective borrower's
loan application by the lender, including an in-
depth review of such application by a loan
committee.   The loan committee will then approve
or reject each application as it is submitted.
The evaluation and approval of loans depends on
subjective factors and judgments, as well as
objective criteria, such as loan to value ratios
and independent appraisals, when appropriate or
available.   Pinnacle's loan committee consists of
substantially fewer persons than a commercial
lender and uses a less formal procedure than more
traditional lenders.   It is possible that any
such subjective factors and judgments may prove to
be incorrect with a resulting loss of part or all
of Pinnacle's investment in any particular loan.
However, as part of the consideration provided to
Pinnacle for issuance of its loans, Pinnacle
receives its interest and attempts to also obtain
additional consideration in the form of equity or
options or warrants in the borrower.   In the
event the borrower's business plan proves successful, Pinnacle may receive substantial returns as a result of this equity enhancement.

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

In October 1999 Pinnacle issued 1,500,000 Shares of common stock from its treasury for the acquisition of 4,000 shares of Plateau
Resources (Pty) Ltd. that made Plateau a 100% wholly owned subsidiary of Pinnacle. Then on August 28, 2001 Pinnacle accepted 7 million shares of Anooraq Resources Corp common stock in a tax free exchange of the 4,000 shares of Plateau. The
Anooraq stock has a current market value of $2.5 million.

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

For the three months ended September 30, 2001, Pinnacle purchased equipment of $1,201 resulting in net cash used in investing activities of $1,201.

For the three months ended September 30, 2000, Pinnacle purchased equipment of $3,034 resulting in net cash used in investing activities of $3,034.

For the three months ended September 30, 2001, Pinnacle received proceeds from loans and a line of credit of $62,000 and made principal payments on a capital lease of $447. As a result, Pinnacle had net cash provided by financing activities of $61,553 for the three months ended September 30, 2001.

For the three months ended September 30, 2001,
Pinnacle received advances from an
officer/shareholder of $114,672 and received
proceeds from loans and a line of credit of
$40,000.   As a result, Pinnacle had net cash
provided by financing activities of $154,672 for the three months ended September 30, 2001.

Results of Operations.   Pinnacle expects to earn
consulting fees, commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source.

To date, Pinnacle has not yet commenced operations
but has received revenues on advances made by
Anooraq as it pertains to the transactions
relating to Plateau, namely an initial option
payments totaling $175,000 and a loan advance of
$150,000 against the transfer of 500,000 shares of
Anooraq stock.   Pinnacle had a net loss for the
three months ended September 30, 2001 of $286,727.

For the three months ended September 30, 2001, Pinnacle had prospecting costs of $200,606, general and administrative expenses of $42,489, legal and accounting fees of $29,651, travel of $9,931, depreciation and amortization of $10,585 and foreign currency transaction loss of $0.

Pinnacle had a net loss for the three months ended
September 30, 2000 of $128,110. For the three months ended September 30, 2000, Pinnacle had prospecting costs of $10,895, general and administrative expenses of $61,905, legal and accounting fees of $2,845, travel of $585, consulting-relating party of $12,825, and depreciation and amortization of $39,055.

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

(a)   Reports on Form 8-K.   none
(b)   Exhibits.    none


                  SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 19, 2001

PINNACLE RESOURCES, INC

By: /s/ Glen R. Gamble
---------------------------
Glen R. Gamble, President and Director