Form 10QSB
period 2001-12-31
PINNACLE RESOURCES INC
filed 2002-02-19
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
        WASHINGTON, D.C. 20549
               FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or
15(d) Securities Exchange Act of 1934 for Quarterly
Period Ended December 31, 2001

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the
registrant's common stock, December 31, 2001:
Common Stock    -  13,785,050

ITEM 1 -- FINANCIAL STATEMENTS

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Item 1. Financial Statements

Condensed consolidated balance sheet,
    December 31, 2001 (unaudited)         3
Condensed consolidated statements
   of operations for the three and
   six months ended December 31, 2001
   and 2000, and from January 6, 1995
  (inception) through December 31,
   2001 (unaudited)                        4
Condensed consolidated statements
   of cash flows for the six months
   ended December 31, 2001 and 2000, and
   from January 6, 1995 (inception)
   through December 31, 2001(unaudited)       5
Notes to condensed consolidated
   financial statements                    6

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheet
(Unaudited)

September 30, 2001

Assets

CAPTION>
Current assets:
	Cash                                                       $   158,002
                                                                   ---------
			Total current assets                               158,002
Restricted investment, at fair
   Value (Note F)                                                    875,000
Equipment, net                                                         5,909
                                                                   ---------
                                                                  $1,038,911
                                                                  ==========

Liabilities and Shareholders' Deficit
Current liabilities:
	Accounts payable, trade and accrued liabilities            $     7,437
	Lines of credit (Note C)                                        79,737
      Capital lease                                                    2,270
      Advances payable to shareholder                                 60,281
      Notes payable, related party (Note D)                          250,000
                                                                 -----------
           Total current liabilities                                 399,725

Shareholders' deficit (Note E):
	Preferred stock                                                      -
	Common stock                                                       138
	Outstanding stock options                                       47,165
	Additional paid in capital                                   2,764,585
	Unrealized holding gains                                     3,483,620
	Cumulative translation adjustment                               35,190
	Deficit accumulated during development stage                (5,691,512)
                                                                  ----------
           Total shareholders' equity	                           639,186
				                                          ----------
                                                                $  1,038,911
                                                                ============

See accompanying notes to condensed
 consolidated financial statements

PINNACLE RESOURCES, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

                                        Three Months Ended
                                        December 31, 2001
                                        -------------------
                                       2001             2000
                                      -----------------------
Operating expenses:
  Prospecting costs                  $    10,759     $   50,935
  Stock-based compensation                     -      1,471,430
  General and administrative              60,533         53,508
  Consulting, related party                    -         12,825
  Legal and accounting fees               20,064          1,657
  Travel                                  22,756          4,142
  Depreciation and amortization              996         21,767
  Asset impairment charge                      -        337,535
  Operating losses of subsidiary
    Disposed during the year                   -              -
  Foreign currency transaction loss            -              -
                                    ------------    -----------
     Total operating expenses            115,108      1,953,909
                                    ------------    -----------
               Operating loss           (115,108)    (1,953,909)

Non-operating income (expense):
  Write-down of notes receivable               -              -
  Interest expense                        (2,634)        (2,973)
  Interest income                            321          1,465
  Other income                                 -              -
                                    ------------    -----------
    Net loss before income taxes        (117,421)    (1,955,417)

Income taxes (Note B)                          -              -
                                    ------------    -----------
                      Net loss      $   (117,421)    $1,955,417)
                                    ============    ===========
Basic and diluted loss per common share
                                    $      (0.00)   $         -
                                    ============    ===========
Basic and diluted weighted average
common shares outstanding             13,785,050     10,091,000
                                    ============    ===========

See accompanying notes to condensed
 consolidated financial statements

PINNACLE RESOURCES, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
Continued
(Unaudited)

                                                                    January 6, 1995
                                                                      (inception)
                                        Six Months Ended               through
                                        December 31, 2001            December 31,
                                        -------------------
                                       2001             2000               2001
                                      ---------------------------------------------
Operating expenses:
  Prospecting costs                   $   39,917     $   61,830        $  1,797,336
  Stock-based compensation                     -      1,471,540           1,956,195
  General and administrative             101,335        115,413             490,217
  Consulting, related party                    -         25,650             117,947
  Legal and accounting fees               42,866          4,502             260,782
  Travel                                  32,687          4,727             239,731
  Depreciation and amortization            1,992         60,822             166,900
  Asset impairment charge                      -        337,535             337,535
  Operating losses of subsidiary
    disposed during the year             172,281              -             172,281
  Foreign currency transaction loss            -              -              42,770
                                      ----------      ---------         -----------
     Total operating expenses            391,098      2,082,019           5,581,694
                                     -----------      ---------         -----------
               Operating loss           (391,098)    (2,082,019)         (5,581,694)

Non-operating income (expense):
  Write-down of notes receivable               -              -             (91,398)
  Other income                            (5,252)        (4,891)            (80,364)
  Interest expense                         2,446          3,860               6,306
                                     -----------    -----------         -----------
    Net loss before income taxes        (286,727)       (124,665)        (5,584,673)

Income taxes (Note B)                          -               -                  -
                                      ----------      ----------         ----------
                      Net loss        $ (393,566)   $ (2,080,082)      $ (5,691,512)
                                     ===========     ===========       ============
Basic and diluted loss per common share
                                      $    (0.00)   $          -
                                      ==========     ===========
Basic and diluted weighted average
common shares outstanding             13,785,050       8,297,875
                                      ==========     ===========

See accompanying notes to condensed
 consolidated financial statements

PINNACLE RESOURCES, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                    January 6, 1995
                                                                      (inception)
                                        Six Months Ended               through
                                        December 31, 2001            December 31,
                                        -------------------
                                       2001             2000               2001
                                      ---------------------------------------------

Net cash used in operating activities $(244,592)     $ (176,691)       $(2,401,852)
                                      -----------    ----------       ------------
Cash flows from investing activities:
 Cash received for sale of options to purchase
   interest in subsidiary                      -             -             42,708
 Purchase of equipment                    (1,201)       (3,034)           (91,034)
 Advances made to related parties
   as notes receivable                         -             -           (145,000)
 Purchase of subsidiary,  cash received        -             -              1,151
                                       ---------     ---------        -----------
Net cash provided by (used in)
   investing activities                   (1,201)       (3,034)          (192,175)
                                       ---------     ---------        -----------
Cash flows from financing activities:
 Advances from officer/shareholder       250,000        57,432          1,720,553
 Proceeds from loans and line of credit   76,440        59,984            376,424
 Principle payments on line of credit          -             -            (46,687)
 Principle payments on capital lease        (914)            -             (2,645)
 Proceeds from sale of common stock            -             -            417,783
                                       ---------     ---------         ----------
Net cash provided by financing
   Activities                            325,526       150,416          2,464,961
                                       ---------     ---------         ----------
Cumulative translation adjustment              -             -            287,068
                                       ---------     ---------         ----------
                   Net change in cash     79,733       (29,309)           158,002
Cash, beginning                           78,269        44,866                  -
                                       ---------     ---------         ----------
                         Cash, ending $   158,002    $  15,557         $  158,002
                                      ===========    =========         ==========
Supplemental disclosure of cash flow information:
 Cash paid for interest               $         -             -        $    5,071
                                      ===========    ==========        ==========
 Cash paid for income taxes           $         -             -        $        -
                                      ===========    ==========        ==========




Non-cash investing and financing transactions:
 Acquisition of subsidiary in exchange for 1,500,000
  shares of common stock              $         -     $       -       $   375,000
                                      ===========     =========       ===========

 Acquisition of subsidiary in exchange for 4,000,000
 shares of common stock               $         -     $ (60,521)      $   (60,521)
                                      ===========     =========       ===========
Equipment acquired under capital lease$         -     $       -       $     5,382
                                      ===========     =========       ===========
Common stock issued as repayment
 for debt                             $   150,000     $       -       $   150,000
                                      ===========     =========       ===========
Unrealized holding gains (Note F)     $ 3,483,620     $       -       $ 3,483,620
                                      ===========     =========       ===========

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

Note B:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No.
109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended December 31, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note C:  Line of credit

The Company has four lines of credit for a total of $100,000, of which, $20,638 was unused at December
31, 2001. Advances made on the lines of credit carry an interest rate of prime plus one percent and may be extended annually with the consent of the financial institution. The credit lines are personally guaranteed by the president of the Company.

Note D: Note payable-Related Party

On November 21, 2001, the Company signed a promissory note in the amount of $250,000 to a director of the Company for value received. The promissory note matures on March 30, 2001 and

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial
Statements
(Unaudited)


Note D: Note payable-Related Party continued

carries an interest of 12% per annum. The accrued interest is to be paid with 250,000 shares of the Company's common stock at the time of maturity. The promissory note is secured by 2,000,000 shares of Anooraq stock owned by the Company.

Note E:  Shareholders' Equity

As of December 31, 2001, 3,000,000 shares of the
Company's common stock outstanding were held in escrow with Harris County Circuit Court in Houston,
Texas, pending resolution of a dispute between the Company and Petty International Development
Corporation.

Note F:  Sale of Plateau and restricted investment

The Company sold its remaining ownership in the common stock of Plateau Resources, Ltd., South
Africa to Anooraq Resources Corporation. of
Vancouver, Canada, in exchange for 7 million shares of Anooraq's common stock and debt forgiveness totaling $150,000 on August 28, 2001. Following the sale and as of December 31, 2001, the Company owned approximately 27 percent of Anooraq's issued and outstanding common stock.

The Company and Anooraq signed a Cooperative
Agreement at the time of the sale of Plateau to Anooraq, which put significant restrictions to its ownership of the Anooraq common stock. The
Cooperative Agreement covers a period of 24 months after closing or to the date on which Pinnacle ceases to hold at least 20% of Anooraq's outstanding common shares. The Cooperative
Agreement requires the Company to vote with Anooraq management on all voting matters, except for the change of control in Anooraq. In addition, the Company agreed not to sell more than CAN$97,000 in aggregate market value of Anooraq common stock in any calendar month without the prior consent of Anooraq. Further, the Company gave Anooraq the right of first refusal in any sale of more than 500,000 shares of Anooraq common stock. Anooraq has

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial
Statements
(Unaudited)

Note F: Sale of Plateau and restricted investment continued

the right to repurchase 700,000 shares from Pinnacle in a calendar year at no less than CAN$.50 per share unless Pinnacle otherwise agrees.
Pinnacle will have two nominees on Anooraq's board during the cooperative period and pre-emptive rights in the event of additional share issuance by Anooraq.

The Company records its Anooraq stock holding as available-for-sale securities in accordance with
Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity
Securities". Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

At August 28, 2001 and December 31, 2001, the
Company owns 7 million shares of Anooraq common stock, valued at $875,000. Management determined the fair value of the 7 million shares of Anooraq common stock by a $250,000 note received from a related party secured by 2 million shares of Anooraq common stock (Note D).

Anooraq common stock is traded on Canadian Venture
Exchange at CAN$.48 per share on December 31, 2001.
The Company decided not to value its Anooraq common stock holding using the quoted market price because of restrictions on the Company's ability to sell into the public market and Anooraq's limited public trading volume.

The Company's recorded an unrealized gain from disposition of subsidiary in the amount of $3,483,620 on the date of sale. The amount of original investment in Plateau consists of 1.5 million shares of Pinnacle's common stock issued in exchange for Pinnacle's ownership in Plateau, valued at $375,000 and a $10,000 advance to Plateau, offset by $42,708 received from Anooraq for an option to purchase Pinnacle's interest in Plateau and a $150,000 advance forgiven by Hunter
Dickenson, Ltd. of Vancouver, Canada related to the

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial
Statements
(Unaudited)

Note F: Sale of Plateau and restricted investment continued

closing of the sale of Plateau to Anooraq. In addition, the Company recorded a retained loss in the amount of $3,291,328 during the period Plateau was a consolidated subsidiary. Deferred tax liabilities related to the disposition of Plateau in the amount of $1,219,267 is offset by prior years' income tax assets allowance.

The following pro forma condensed, consolidated statements of operations give effect to the disposition of Plateau as if it occurred on July 1, 2001. The pro forma condensed, consolidated statement of operations is not necessarily indicative of results of operations had the disposition occurred at the beginning of the period.

Six months ended December 31, 2001

                                   Pinnacle
                                   Consolidated                      ProForma
                                   (as reported)      Adjustments    Consolidated
                                   -------------      -----------    ------------
Revenues                            $       -         $       -       $         -
Operating expenses                    391,783          (172,621)  1       219,162
                                    ---------         ---------       -----------
Operating loss                       (391,783)          172,621          (219,162)
Non-operating income
  and expenses                          4,222              (345)  2         3,877
                                     --------          --------       -----------
Net income                          $(387,561)        $ 172,276       $  (215,285)
                                    =========         =========       ===========
Basic and diluted loss per
  Common share                      $   (0.03)                        $     (0.02)
                                    =========                         ===========
Basic and diluted weighted
 Average common shares
 Outstanding                        13,785,050                        13,785,050
                                    ==========                        ==========

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated
Financial Statements
(Unaudited)

Note F: Sale of Plateau and restricted investment continued

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
                                   ===========                       ===========

Condensed, consolidated statement of
operations adjustments:
Elimination of Plateau's operating
expenses;
Elimination of Plateau's interest
income.

PINNACLE RESOURCES, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial
Statements
(Unaudited)


Note G:  Subsequent event

The Company formed a new wholly owned subsidiary, Titan Intellectual Property (Pty), Ltd., in South
Africa in January of 2002.

Item 2. Management's Discussion and Analysis or
Plan of Operations

Trends and Uncertainties.   The financial
statements have been prepared assuming that
Pinnacle will continue as a going concern.
Pinnacle is in the development stage and has no
operations as of December 31, 2001.   The
deficiency in working capital as of December 31,
2001 raises substantial doubt about its ability to
continue as a going concern. In the course of its
development activities Pinnacle has sustained
continuing losses and expects such losses to
continue for the foreseeable future.   Pinnacle's
management plans on advancing funds on an as needed basis and in the longer term to revenues from the operations of which there is no assurance.
Pinnacle's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations.

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

In October 1999, Pinnacle issued 1,500,000 Shares of common stock from its treasury for the acquisition of 4,000 shares of Plateau Resources
(Pty) Ltd. that made Plateau a 100% wholly owned subsidiary of Pinnacle. Then on August 28, 2001
Pinnacle accepted 7 million shares of Anooraq
Resources Corp common stock in a tax free exchange of the 4,000 shares of Plateau. The Anooraq stock has a current market value of $2.5 million.

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

For the six months ended December 31, 2001, Pinnacle purchased equipment of $1,201 resulting in net cash used in investing activities of $1,201.

For the six months ended December 31, 2000, Pinnacle purchased equipment of $3,034 resulting in net cash used in investing activities of $3,034.

For the six months ended December 31, 2001, Pinnacle received advances from officer/shareholder of $250,000, proceeds from loans and a line of credit of $76,440, and made principle payments on capital lease of $914. As a result, Pinnacle had net cash provided by financing activities of $325,526 for the six months ended December 31, 2001.

For the six months ended December 31, 2001,
Pinnacle received advances from an
officer/shareholder of $57,432, proceeds from the
sale of common stock of $33,000 and received
proceeds from loans and a line of credit of
$59,984.   As a result, Pinnacle had net cash
provided by financing activities of $150,416 for the six months ended December 31, 2001.

Results of Operations.   Pinnacle expects to earn
consulting fees, commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source.

To date, Pinnacle has not yet commenced operations
but has received revenues on advances made by
Anooraq as it pertains to the transactions relating
to Plateau, namely an initial option payments
totaling $175,000 and a loan advance of $150,000
against the transfer of 500,000 shares of
Anooraq stock.   Pinnacle had a net loss for the
six months ended December5 31, 2001 of $393,566.

For the six months ended December 31, 2001, Pinnacle had prospecting costs of $39,917, general and administrative expenses of $101,355, legal and accounting fees of $42,866, travel of $32,687, depreciation and amortization of $1,992 and operating looses of subsidiary disposed during the year of $172,281.

Pinnacle had a net loss for the six months ended
December 31, 2000 of $2,080,082. For the six months ended December 31, 2000, Pinnacle had prospecting costs of $61,830, stock-based compensation of $1,471,540, general and administrative expenses of $115,413, legal and accounting fees of $4,502, consulting, related party of $25,650, travel of $4,727, depreciation and amortization of $60,822 and an asset impairment charge of $337,535.

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

Dated:  February 19, 2002

PINNACLE RESOURCES, INC

By: /s/ Glen R. Gamble
---------------------------
Glen R. Gamble, President and Director