Form 10QSB
period 2002-03-31
PINNACLE RESOURCES INC
filed 2002-05-15
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or
15(d) Securities Exchange Act of 1934 for Quarterly
Period Ended March 31, 2002

-OR-

[ ]     Transition Report Pursuant to Section 13 or
15(d) of the Securities And Exchange Act of 1934 for the transaction period from
_________ to________

Commission File Number      000-22965


              Pinnacle Resources, Inc.
---------------------------------------------------
        (Exact name of registrant as specified
                   in its charter)

Wyoming                                       84-1414869
--------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization         Identification Number)


9600 E. Arapahoe Road, Suite 260,
  Englewood, Colorado                              80112
--------------------------------------------------------------
 (Address of principal executive offices,         Zip Code)

                   303-705-8600
---------------------------------------------------
            (Registrant's telephone number,
                including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

The number of outstanding shares of the
registrant's common stock, March 31, 2002:
  Common Stock  -  17,135,050

       PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

               PINNACLE RESOURCES, INC.
             (A Development Stage Company)

            Index to Condensed Consolidated
                    Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed consolidated balance sheet,
   March 31, 2002 (unaudited)                                        3
Condensed consolidated statements of operations
   for the three and nine months ended March 31,
   2002 and 2001, and from January 6, 1995
  (inception) through March 31, 2002 (unaudited)                     4
Condensed consolidated statement of shareholders' equity
   from July 1 through March 31, 2002 (unaudited)                    5
Condensed consolidated statements of cash flows for the
   nine months ended March 31, 2002 and 2001, and from
  January 6, 1995 (inception) through March 31, 2002 (unaudited)     6
Notes to condensed consolidated financial statements (unaudited)     7

                    PINNACLE RESOURCES, INC.
                 (A Development Stage Company)

             Condensed Consolidated Balance Sheet
                        (Unaudited)

Assets
Current assets:
 Cash                                                       $  138,212
                                                            ----------
                  Total current assets                         138,212

Notes receivable, affiliate (Note H)                            55,000
Restricted investment, at fair value (Note F)                  875,000
Equipment, net                                                   4,913
Acquired processing technology cost, net (Note H)               56,443
                                                            ----------
                                                            $1,129,568
                                                            ==========

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable, trade and accured liabilities            $    8,798
 Lines of credit (Note C)                                       49,817
 Capital lease                                                   1,948
 Advances payable to shareholder                                60,281
 Notes payable, related parties (Note D and H)                 285,770
                                                           -----------
                   Total current liabilities                   406,614
                                                           -----------

Shareholders' equity (Note E):
 Preferred stock                                                     -
 Common stock                                                      172
 Outstanding stock options                                      47,165
 Additional paid in capital                                  2,978,051
 Deficit accumulated during development stage               (5,812,366)
 Unrealized holding gains                                    3,483,620
 Cumulative translation adjustment                              26,312
                                                           -----------
                   Total shareholders' equity                  722,954
                                                           -----------
                                                           $ 1,129,568
                                                           ===========

    See accompanying notes to
  condensed financial statements

              PINNACLE RESOURCES, INC.
           (A Development Stage Company)

   Condensed Consolidated Statements of Operations
                (Unaudited)

                                                                       January 6, 1995
                         Three Months Ended       Nine Months Ended        (inception)
                              March 31,               March 31,             through
                        ---------------------    --------------------       March 31,
                          2002         2001       2002          2001         2002
                          ----         ----       ----          ----     ------------
Operating expenses:
  Prospecting costs     $ 2,952    $ 430,449   $ 42,869     $ 492,279    $ 1,800,288
  Stock-based
    compensation              -      159,061          -     1,630,601      1,956,195
  General and
   Administrative        57,780       25,653    159,135       166,716        547,997
  Consulting, related
   party                      -            -          -             -        117,947
  Legal and accounting
   fees                  21,053       22,943     63,919        27,445        281,835
  Travel                 11,659       21,796     44,346        26,523        251,390
  Depreciation and
   Amortization           1,953        4,340      3,945        65,162        168,853
  Asset impairment
   Charge                     -            -          -       337,535        337,535
  Operating losses of
   subsidiary disposed
   during the year            -            -    172,281             -        172,281
  Foreign currency
   transaction loss          28                      28             -         42,798
                       --------    ---------   --------    ----------     ----------
       Total operating
         expenses        95,425      664,242    486,523     2,746,261      5,677,119
                       --------    ---------   --------    ----------     ----------
       Operating loss   (95,425)    (664,242)  (486,523)   (2,746,261)    (5,677,119)

Non-operating income
 (expense)
  Write-down of notes
    Receivable                -            -          -             -        (91,398)
  Interest expense       (2,107)      (5,697)    (3,989)      (10,588)       (79,101)
  Stock-based compensation,
   interest expense
   (Note D)             (29,130)           -    (32,500)            -        (32,500)
  Interest income           254        1,462        592         4,430         55,892
  Other income            5,554            -      8,000         3,860         11,860
                       --------    ---------   --------    ----------     ----------
      Net loss before
       income taxes    (120,854)    (668,477)  (514,420)   (2,748,559)    (5,812,366)

Income taxes (Note B)         -            -          -             -              -
                       --------    ---------   --------    ----------     ----------
      Net loss        $(120,854)   $(668,477) $(514,420)  $(2,748,559)   $(5,812,366)
                      =========    =========  =========   ===========    ===========




Basic and diluted
 loss per common share  $ (0.01)     $ (0.07)   $ (0.04)      $ (0.31)
                        =======      =======    =======       =======
Basic and diluted
  weighted average
  common shares
  outstanding        16,876,717   10,263,275 14,197,272     8,730,050
                     ==========   ========== ==========     =========


    See accompanying notes to
  condensed financial statements

                 PINNACLE RESOURCES, INC.
               (A Development State Company)
             Condensed Consolidated Statement of
                   Shareholders' Equity
         From July 1, 2001 through March 31, 2002

                         Preferred Stock     Common Stock    Outstanding   Additional
                        -----------------   --------------      Stock       Paid-In
                        Shares      Amount   Shares   Amount    Options      Capital
                        ------      ------   ------   ------    -------      -------
Balance,
 July 1, 2001                -    $     -  11,950,050 $  120   $ 47,165    $2,764,603
July 2001, issuance
 of common stock into
 escrow for debenture
 (Note E)                    -          -   1,835,000     18          -           (18)
Sale of Plateau (Note F)     -          -           -      -          -             -
January 2002, issuance
 of common stock into
 escrow for debenture
 (Note I)                    -          -   3,000,000     30          -           (30)
February 2002, vest and
 exercise of options
 in exchange for processing
 technology (Note H)         -          -     100,000      1          -        24,999
March 2002, involuntary
 conversion of debenture
 to 3 million escrow shares
 net of offering expense of
 $44,000 (Note I)            -          -           -      -          -       156,000
March 2002, issuance of
 common stock for interest
 payment (Note D)            -          -     250,000      3          -        32,497
Comprehensive income(loss):
 Net loss for the three
  months ended December 31,
  2001                       -          -           -      -          -             -
 Unrealized holding gains    -          -           -      -          -             -
                         -----    -------  ----------  -----   --------   -----------
  Total comprehensive
   income(loss)
    Balance,
    March 31, 2002           -    $     -  17,135,050  $ 172   $ 47,165    $2,978,051
                         =====    =======  ==========  =====   ========   ===========

                 PINNACLE RESOURCES, INC.
               (A Development State Company)
             Condensed Consolidated Statement of
                   Shareholders' Equity
         From July 1, 2001 through March 31, 2002
                       (continued)

                           Deficit       Comprehensive Income
                        Accumulated     -----------------------
                           During       Unrealized    Cumulative        Total
                        Development       Holding     Translation     Shareholders'
                           Stage           Gains      Adjustment        Deficit
                        -----------     ----------    ------------    ------------
Balance,
 July 1, 2001           $(5,297,946)  $        -       $  287,068    $(2,198,990)
July 2001, issuance
 of common stock into
 escrow for debenture
 (Note E)                         -            -                -              -
Sale of Plateau (Note F)          -    3,483,620         (257,565)     3,226,055
January 2002, issuance
 of common stock into
 escrow for debenture
 (Note I)                         -            -                -              -
February 2002, vest and
 exercise of options
 in exchange for processing
 technology (Note H)              -            -                -         25,000
March 2002, involuntary
 conversion of debenture
 to 3 million escrow shares
 net of offering expense of
 $44,000 (Note I)                  -           -                -        156,000
March 2002, issuance of
 common stock for interest
 payment (Note D)                  -           -                -         32,500
Comprehensive income(loss):
 Net loss for the three
  months ended December 31,
  2001                      (514,420)          -                -       (514,420)
 Unrealized holding gains          -           -           (3,191)        (3,191)
                           ---------  ----------         --------     ----------
  Total comprehensive
   income(loss)                                                         (517,611)
                                                                      ==========
    Balance,
    March 31, 2002        (5,812,366) $3,483,620          $ 26,312    $  722,954
                          ==========  ==========          ========    ==========

              PINNACLE RESOURCES, INC.
           (A Development Stage Company)

   Condensed Consolidated Statements of Cash Flows
                (Unaudited)

                                                                       January 6, 1995
                                                  Nine Months Ended        (inception)
                                                       March 31,             through
                                                 --------------------       March 31,
                                                  2002          2001         2002
                                                  ----          ----     ------------
Net cash used in
  operating activities                        $(335,140)    $(199,205)   $(2,492,400)
                                              ---------     ---------    -----------
Cash flows from investing activities:
  Cash received for sale of options to purchase
   interest in subsidiary                             -             -         42,708
 Purchase of equipment                           (1,201)       (3,034)       (91,034)
  Advances made to related parties
    as notes receivable                         (55,000)            -       (200,000)
 Purchase of subsidiary,  cash received               -             -          1,151
                                              ---------     ---------    -----------
           Net cash (used in)
             investing activities               (56,201)       (3,034)      (247,175)
                                              ---------     ---------    -----------
Cash flows from financing activities:
 Advances from officer/shareholder              250,000        90,560      1,720,553
 Net proceeds from loans and line of credit      46,520        49,984        299,817
 Principle payments on capital lease             (1,236)            -         (3,434)
 Proceeds from issuance of debenture,
   net of offering costs                        156,000             -        156,000
 Proceeds from sale of common stock                   -        33,000        417,783
                                              ---------     ---------    -----------
          Net cash provided by financing
             activities                         451,284       173,544      2,590,719
                                              ---------     ---------    -----------
Cumulative translation adjustment                     -             -        287,068
                                              ---------     ---------    -----------
          Net change in cash                     59,943       (28,695)       138,212
Cash, beginning                                  78,269        44,866              -
                                              ---------     ---------    -----------
          Cash, ending                        $ 138,212     $  16,171    $   138,212
                                              =========     =========    ===========
Supplemental disclosure of cash flow information:
 Cash paid for interest                       $   3,989     $       -    $    9,060
                                              =========     =========    ===========
 Cash paid for income taxes                   $       -     $       -    $         -
                                              =========     =========    ===========
Non-cash investing and financing transactions:
  Acquisition of subsidiary in exchange for
   1,500,000 shares of common stock           $       -     $       -    $   375,000
                                              =========     =========    ===========
  Acquisition of subsidiary in exchange for
   4,000,000   shares of common stock         $       -     $ (60,521)   $   (60,521)
                                              =========     =========    ===========
  Equipment acquired under capital lease      $       -     $       -    $     5,382
                                              =========     =========    ===========
  Common stock issued as repayment for debt   $ 150,000     $       -    $   150,000
                                              =========     =========    ===========


  Common stock issued as repayment
    for interest                              $  32,500     $       -    $    32,500
                                              =========     =========    ===========
  Common stock issued to acquire
    processing technology                     $  25,000     $       -    $    25,000
                                              =========     =========    ===========
  Debt issued to acquire processing
    technology                                $  32,400     $       -    $    32,400
                                              =========     =========    ===========
  Unrealized holding gains (Note F)         $ 3,483,620     $       -    $ 3,483,620
                                            ===========     =========    ===========

    See accompanying notes to
  condensed financial statements

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

Note B:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No.
109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended March 31, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note C:  Line of credit

The Company has four lines of credit for a total of $100,000, of which, $50,183 was unused at March 31, 2002. Advances made on the lines of credit carry an interest rate of prime plus one percent and may be extended annually with the consent of the financial institution. The credit lines are personally guaranteed by the president of the Company.

Note D: Note payable-Related Party

On November 21, 2001, the Company signed a promissory note in the amount of $250,000 to a director of the Company for value received. The
Company secured the promissory note with 2,000,000 shares of Anooraq stock owned by the Company. The promissory note matured on March 31, 2002 and was repaid on April 10, 2002. The accrued interest on the note was paid with 250,000 shares of the Company's common stock. Interest expense in the amount of $32,500 was recorded based on the value of the common stock issued.

          PINNACLE RESOURCES, INC.
        (A Development Stage Company)

    Notes to the Condensed Consolidated
            Financial Statements
                (Unaudited)


Note E:  Changes in Shareholders' Equity for the
Nine Months Ended March 31, 2002

As of March 31, 2002, 3,000,000 shares of the
Company's common stock outstanding were held in escrow with Harris County Circuit Court in Houston,
Texas, pending resolution of a dispute between the Company and Petty International Development
Corporation.

Note F:  Sale of Plateau and restricted investment

The Company sold its remaining ownership in the common stock of Plateau Resources, Ltd., South
Africa to Anooraq Resources Corporation of
Vancouver, Canada, in exchange for 7 million shares of Anooraq's common stock and debt forgiveness totaling $150,000 on August 28, 2001. Following the sale and as of March 31, 2002, the Company owned approximately 27 percent of Anooraq's issued and outstanding common stock.

The Company and Anooraq signed a Cooperative
Agreement at the time of the sale of Plateau to Anooraq, which put significant restrictions to its ownership of the Anooraq common stock. The
Cooperative Agreement covers a period of 24 months after closing or to the date on which Pinnacle ceases to hold at least 20% of Anooraq's outstanding common shares. The Cooperative
Agreement requires the Company to vote with Anooraq management on all voting matters, except for the change of control in Anooraq. In addition, the Company agreed not to sell more than CAN$97,000 in aggregate market value of Anooraq common stock in any calendar month without the prior consent of Anooraq. Further, the Company gave Anooraq the right of first refusal in any sale of more than 500,000 shares of Anooraq common stock. Anooraq has the right to repurchase 700,000 shares from Pinnacle in a calendar year at no less than CAN$.50 per share unless Pinnacle otherwise agrees.
Pinnacle will have two nominees on Anooraq's board during the cooperative period and pre-emptive rights in the event of additional share issuance by Anooraq.

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

        PINNACLE RESOURCES, INC.
      (A Development Stage Company)

    Notes to the Condensed Consolidated
           Financial Statements
                (Unaudited)

Note F:  Sale of Plateau and restricted
investment (continued)

carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

At March 31, 2002, the Company owns 7 million shares of Anooraq common stock, valued at $875,000.
Management determined the fair value of the 7 million shares of Anooraq common stock by a $250,000 note received from a related party secured by 2 million shares of Anooraq common stock (Note
D).

Anooraq common stock traded on the Canadian Venture
Exchange at CAN$.60 per share on March 31, 2002.
The Company decided not to value its Anooraq common stock holding using the quoted market price because of restrictions on the Company's ability to sell into the public market and Anooraq's limited public trading volume.

The Company recorded an unrealized gain from the disposition of Plateau in the amount of $3,483,620 on the date of sale. The original investment in Plateau consisted of 1.5 million shares of Pinnacle's common stock, valued at $375,000 and a $10,000 advance to Plateau. This amount was offset by $42,708 received from Anooraq for an option to purchase Pinnacle's interest in Plateau and a $150,000 advance forgiven by Hunter Dickenson, Ltd.
of Vancouver, Canada related to the closing of the sale of Plateau to Anooraq. In addition, the Company recorded a retained loss in the amount of $3,291,328 during the period Plateau was a consolidated subsidiary. Deferred tax liabilities related to the disposition of Plateau in the amount of $1,219,267 is offset by prior years' income tax asset allowances.

The following pro forma condensed, consolidated statement of operations gives effect to the disposition of Plateau as if it occurred on July 1, 2001. The pro forma condensed, consolidated statement of operations is not necessarily indicative of results of operations had the disposition occurred at the beginning of the period.

          PINNACLE RESOURCES, INC.
        (A Development Stage Company)

    Notes to the Condensed Consolidated
           Financial Statements
                (Unaudited)

Note F:  Sale of Plateau and restricted
investment
         (continued)

Nine months ended March 31, 2002

                                       Pinnacle
                                      Consolidated                          Pro Forma
                                      (as reported)         Adjustments    Consolidated
                                      -------------         -----------    ------------
Revenues                               $         -          $         -    $         -
Operating expenses                         675,190             (172,621)       502,569
                                       -----------          -----------    ------------
Operating loss                            (675,190)             172,621       (502,569)

Non-operating income
   And expenses                            (29,230)                (345)       (29,575)
                                       -----------          -----------    -----------
Net income                             $  (704,420)         $   172,276    $  (532,144)
                                       ===========          ===========    ===========
Basic and diluted loss per
  common share                         $     (0.05)                        $     (0.04)
                                       ===========                         ===========
Basic and diluted weighted
  average common shares
  outstanding                           14,197,272                          14,197,272


Condensed, consolidated statement of operations adjustments:

1. Elimination of Plateau's operating expenses;
2. Elimination of Plateau's interest income.

The following pro forma condensed, consolidated statement of operations gives effect to the disposition of Plateau as if it occurred on July 1, 2000, the beginning of the previous fiscal year.
The pro forma condensed, consolidated statement of operations is not necessarily indicative of results of operations had the disposition occurred at the beginning of the period.

              PINNACLE RESOURCES, INC.
            (A Development Stage Company)

           Notes to Financial Statements
                   (Unaudited)

Year ended June 30, 2001

                                        Pinnacle
                                       Consolidated                          Pro Forma
                                       (as reported)         Adjustments   Consolidated
                                       -------------         -----------    -----------
Revenues                                $         -          $         -   $         -
Operating expenses                        3,388,993             (761,121)    2,627,873
                                        -----------          -----------    ----------
Operating loss                           (3,388,993)             761,121    (2,627,873)

Non-operating income
   And expenses                             (18,893)                (612)      (19,503)
                                        -----------          -----------   -----------
Net income                              $(3,407,886)         $   760,509   $(2,647,377)
                                        ===========          ===========   ===========
Basic and diluted loss per
  common share                          $     (0.36)                       $     (0.28)
                                        ===========                        ===========
Basic and diluted weighted
  average common shares
  outstanding                             9,540,933                          9,540,933
                                        ===========                        ===========

Condensed, consolidated statement of operations adjustments:

1. Elimination of Plateau's operating expenses;
2. Elimination of Plateau's interest income.

Note G:  Titan Intellectual Limited

The Company formed a wholly owned subsidiary, Titan
Intellectual Ltd. ("TIL"), a Nevada Corporation on
January 24, 2002 and subsequently merged the subsidiary into Pinnacle on February 25, 2002.

Note H:  Acquired Processing Technology and
         Licensing Agreement
In February 2002, Pinnacle/TIL, a South African inventor and a South African mining group signed a Sale of Intellectual Property and Restraint of
Trade ("SIPRT") Agreement. Pinnacle/TIL acquired the tantalum processing technology from the South
African inventor by promising to pay the inventor
$32,400 over nine months, granting 1,000,000 in stock options, promising to loan R1 million to build a tantalite refinery utilizing this technology, and retaining the services of the

          PINNACLE RESOURCES, INC.
      (A Development Stage Company)

    Notes to the Condensed Consolidated
          Financial Statements
              (Unaudited)

inventor. Tantalum is a precious metal material used in electronics and space industry. On March
31, 2002, the exchange rate was R11 South African to US$1.

The 1 million stock options issued to the inventor consist of the following:

100,000 options at $0.01/share - vest upon the effective date of the SIPRT and the Licensing
Agreement;
100,000 options at $0.01/share - vest when the processing plant becomes functional;
100,000 options at $0.01/share - vest when all loans have been repaid by TPL;
700,000 options at $0.10/share - vest at a rate of 100,000 options per $1 million in TPL profit.

The exercised shares have a resale restriction period of two years and a possible restriction on the number of shares to be sold during a certain time period. The inventor exercised the 100,000 option, which vested on the effective date of the SIPRT and Licensing Agreement. On the exercise date, the Company's common stock had a market value of $.25/share. As a result, the Company capitalized
$25,000 as a cost of the acquired processing technology.

As a condition to the SIPRT Agreement, Pinnacle/TIL licensed the acquired processing technology to a newly formed South African company, Titan
Processors, Ltd. ("TPL"), owned by the South
African mining group. TPL will employ the inventor, utilize the funding from Pinnacle and the South African mining group's existing equipment and mining license to build a tantalite refinery utilizing the licensed technology for a period of ten years. In return, Pinnacle will receive a royalty of $1 per pound on the goods produced and sold under the license and an undetermined percentage in the net profit of TPL.

Acquired processing technology cost in the amount of $57,400 is included in the accompanying financial statements. The Company has determined that the acquired processing technology has an economic life of five years. The acquired processing technology cost is amortized using straight method over five years. Revenue from the licensing agreement will be recognized when earned.

          PINNACLE RESOURCES, INC.
      (A Development Stage Company)

    Notes to the Condensed Consolidated
          Financial Statements
              (Unaudited)

During the quarter ended March 31, 2002, Pinnacle loaned $55,000 to TPL as part of the agreements.
The interest rate on the loans is prime lending rate of TPL plus 2%. At March 31, 2002, the outstanding balance carries a 16% interest rate.
The loans will mature over a period of six years.

Note I: Debenture

On February 25, 2002, TIL issued five 8% $200,000 convertible redeemable debenture which are due
February 25, 2004. The $1 million debenture was subscribed by RIM Capital Holdings, LLC., RCG, LLC and RIM CG LLC. The Company issued three million shares of free-trading common stock to the purchasers to secure the $1 million debenture. TIL received $200,000 during the quarter ended March
31, 2002, for the first tranche of the debenture and paid $44,000 in related offering expenses. The debenture holders subsequently requested conversion of the $200,000 debenture and were in dispute with Pinnacle regarding the number of shares to be converted. The Company settled the matter by agreeing to issue the entire 3 million escrow shares to the purchasers and discontinue the remaining debentures. In substance, this transaction was a sale of 3,000,000 shares of the Company's common stock for $200,000, or $.07 per share, and it has been accounted for accordingly.


Item 2. Management's Discussion and Analysis or
Plan of Operations

In January 2002, Pinnacle created a Nevada Corporation by the name of Titan Intellectual Ltd which was set up as a wholly owned subsidiary. Titan Intellectual then contracted with Dr. Jan Becker of Pretoria, South
Africa to acquire and hold all of Dr. Becker's know-how, capability, process expertise and the patentability of certain designs and methodologies for the treatment and purification of vanadium, titanium, and tantalum ores and concentrates.

In February 2002 Titan Intellectual then licensed the Becker technology and technique to Titan
Processors (Pty) Ltd, a South African corporation with the expectation that Titan Processors would erect a processing facility for concentrates of tantalite in order to refine the tantalite ore into highly purified tantalum oxide. The Licensing
Agreement was let to Titan based upon a royalty of

Five (5%) of the gross plus a Fifteen (15%) Percent participation in the net profits of Titan after payback of its loan for start-up capital of the refinery.

Also in February, Pinnacle Resources agreed to issue 100,000 shares of stock from its treasury to Dr. Becker for consulting to erect and oversee construction of the tantalite refinery; and then another 100,000 shares upon the completion of the refinery; and additional 100,000 share blocks of common stock based upon million dollar increments of profitability of Titan Processors (Pty) Ltd until Dr. Becker has realized a total of One
Million shares. Pinnacle also agreed to exclusively retain Dr. Becker at a salary of US$4,000 per month the obligation of which will be paid by Titan Processors. Additionally, Pinnacle holds the sole option to acquire up to 85% of Titan
Processors but has elected to hold off on this acquisition until an issue of environmental liability has been clarified. Titan Processors refinery installation is being placed upon the milling and processing campus of Rappa Holdings, LLC utilizing Rappa's hazardous materials license and for this concession Rappa earned an option to acquire the remaining 15% of Titan Processors one year after the refinery starts cash flow.

Pinnacle sought to achieve financing for Titan
Processors and therefore retained the services of a legal financial specialist, Greg Bartko, who operates under the name of Capstone Capital.
Capstone proceeded to arrange for Titan
Intellectual to issue Convertible Debentures in tranches of $200,000 under a Rule 504 Private
Placement Subscription. Upon completion of the initial tranche of $200,000, of which Barkto, etals deducted $44,000 in fees, Capstone then orchestrated the merger of Titan Intellectual into Pinnacle Resources such that Pinnacle was then responsible to issue its shares for the convertible debentures when a conversion notice was presented.
The net result was that the investors tried to convert when the stock price of Pinnacle was depressed. Company management objected and settlement was achieved in lieu of litigation. The net result was that an additional three million shares of Pinnacle common stock was issued. Net monies derived from this transaction have been used in part ($56,000) for operational expense reimbursement to Pinnacle and the balance
($100,000) has been committed toward a loan to Titan Processors in order to fund the tantalum refinery in South Africa. Loan terms to Titan
Processors call for interest to be set at South
Africa's prime rate plus two percent (16%) with an amortization schedule of three years commencing six months after the refinery is operational; however, management may accelerate the payback if feasible.

Capital Resources and Source of Liquidity.

For the nine months ended March 31, 2002, Pinnacle purchased equipment of $1,201 and made advances to related parties as notes receivable of $55,000.
As a result, Pinnacle had net cash used in investing activities of $56,201 for the nine months ended March 31, 2002.

For the nine months ended March 31, 2001, the
Company had cash received in acquisition of $1,151.
The Company purchased equipment for $3,034.    As a
result, the Company had net cash flows from investing activities of $3,034 for the nine months ended March 31,
2001.

For the nine months ended March 31, 2002, the
Company received advances from officer/shareholder
of $250,000, net proceeds from loans and line of
credit of $46,520.  Pinnacle made principle
payments on capital lease of $1,236 and received
proceeds from the issuance of debenture, net of
offering costs of $156,000.   As a result, Pinnacle
had net cash provided by financing activities of $451,284 for the nine months ended March 31, 2002.

For the nine months ended March 31, 2001, Pinnacle
received advances from officer/shareholder of
$90,560, proceeds from loans and line of credit of
$49,984 and proceeds from the sale of common stock
of $33,000.   As a result, Pinacle had net cash
provided by financing activities of $173,544 for the nine months ended March 31, 2001.

Results of Operations.   Pinnacle expects to earn
consulting fees, commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source. To date, Pinnacle has not yet commenced operations or received any revenues.

Pinnacle had a net loss for the nine months ended
March 31, 2002 of $486,523.   Pinnacle incurred
prospecting costs of $42,869, general and
administrative expenses of $159,135, legal and
accounting fees of $63,919, travel of $44,346,
depreciation and amortization of $3,945 for the
nine months ended March 31, 2000.   Pinnacle had
operating losses of its subsidiary disposed during the year of $172,281 and a foreign currency transaction loss of $28.

Pinnacle had a net loss for the nine months ended
March 31, 2001 of $199,205.   Pinnacle incurred
prospecting costs of $492,279, stock- based compensation of $1,630,601, general and administrative expenses of $166,716, legal and accounting fees of $27,445, travel of $26,523, depreciation and amortization of $65,162 for the nine months ended March 31, 2000.

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


                  SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934,the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 2002

PINNACLE RESOURCES, INC

By: /s/ Glen R. Gamble
---------------------------
Glen R. Gamble, President and Director