Form 10KSB
period 2002-06-30
PINNACLE RESOURCES INC
filed 2002-10-15
CIK 1043825

FORM 10-KSB
      SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C.  20549
 [X]  15, ANNUAL REPORT UNDER SECTION 13 OR
      15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934 For the fiscal year ended:
                   6/30/02
                      OR
 [ ]  15, TRANSITION REPORT PURSUANT TO SECTION
      13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the transition period from     to

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

Pinnacle's revenues for its most recent fiscal year were $0.00. As of June 30, 2002, the market value of Pinnacle's voting $.00001 par value common stock held by non-affiliates of Pinnacle was $818,823.

The number of shares outstanding of Company's only class of common stock, as of June 30, 2002 was 17,253,050 shares of its $.00001 par value common stock.

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

On January 22, 2000, Pinnacle secured $6.9 million in funding for the Plateau Resources drilling and exploration project, now referred to as the

Platreef project.  Under the terms of the Loan
Facility Agreement the Platreef project was to be financed by Anooraq Resources, Inc. Anooraq is a Vancouver based company managed by Hunter-
Dickinson, Group Inc. Out of the closing with Anooraq Pinnacle was able to retrieve $175,000 that it had loaned to Plateau and was able to settle all accounts with financiers and professionals using
Pinnacle stock. In the final agreement, Anooraq was entitled to earn ownership of Plateau by expending certain monies on the project. By April of 2001 Anooraq had earned a 50% ownership position in Plateau thus both Pinnacle and Anooraq were holding 4,000 shares of Plateau stock. Due to a variety of reasons, namely relating to financial markets, it became obvious to the management of Pinnacle that ownership of Plateau needed to be restructured. Therefore, in May of 2001 Pinnacle accepted a loan advance of $150,000 from Anooraq and entered into an Exchange Agreement whereby
Pinnacle would conclude a tax free exchange of its 4,000 shares of Plateau for 7.5 million shares of Anooraq common stock; and then in an after closing transaction Pinnacle would sell 500,000 shares of Anooraq stock to cancel out the $150,000 cash advance. This transaction closed on August 28, 2001 and Pinnacle received 7 million shares of Anooraq stock having a current value of US$2.5 million.

In June 2000 Pinnacle concluded negotiations to acquire 100% ownership of Vanadium and Magnetite
Exploration and Development (Pty) Ltd.  (V-MED) a
South African corporation holding an exclusive 32-year mineral lease on five contiguous farms near
Potgietersrus, South Africa. These properties are adjacent to, and run parallel to, Plateau's platinum-palladium properties.

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

Pinnacle allocated $300,000 of a Private Placement to fund the closing of V-MED and first year's operations. The company issued 4,000,000 shares of restricted stock for 4,000 shares (100%) of VMED.
Management is of the opinion that the vanadium and titanium property represent an excellent business opportunity for the shareholders of Pinnacle. As of June 30, 2002, Pinnacle has proceeded to obtain water rights on the farms along with surface disturbance permits but there is no definitive plan under negotiations which would put the property into operation.

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

Additionally, Pinnacle has attracted the expertise
of Dr. Jan Becker, a professor of metallurgy and an
expert process chemistry.  Out of the possible
funds which may be raised, management has already
loaned $250,000 of a proposed $350,000 budget to
Titan Processors Pty, Ltd. toward the installation
of a processing plant that will refine tantalite to
99% purity using Dr. Becker's process.  An
investigation has been completed that determined
the availability of tantalite concentrates and the
market for refined tantalum pentoxide oxide.  A
side benefit to Pinnacle is an on-going
relationship with Dr. Becker in his expertise with
vanadium and titanium recovery processes as Dr
Becker is a consultant to many of the world's
producers of these metals.   The Titan plant is
expected to commence operations in November 2002.

In May of 2002, Pinnacle was introduced to a new
diamond recovery technology developed by Ocean
Options of South Africa.   This innovation
developed by Mr. Chris Wilson recovers ocean
diamonds from a walking platform that is remotely
operated from the shore.   The opportunity includes
90 kilometers of prime Transhex, Inc.'s west coast
(Atlantic Ocean) diamond concessions and a
processing agreement using the Transhex diamond
sorting plant located near the proposed operational
site.   Therefore Pinnacle opted to pursue this
venture as it is in South Africa and in close
proximity to its other African ventures.   As of
June 30, 2002, the proposed offer was for Pinnacle
to form a new South African corporation (Diamonaire
Pty Ltd) and, through loans, fund Diamonaire with
$300,000 in exchange for a 50% joint venture
position.   Ocean Options is expected to agree to
contribute all of the patents, know-how, and
recovery equipment for its 50% share of the joint
venture.   The offer by Pinnacle was contingent
upon verification of the concessions and patent applications.

Other than the Vanadium property and managements venture with Dr. Becker to refine tantalite; and its commitment to fund the Ocean Walker diamond recovery project, Pinnacle has not performed any financial services for any emerging growth clients or consummated or arranged any loans, equity investments or other financing transactions.
Further, no loans, stock purchases or other non-traditional financing transactions are pending or under consideration.

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

Recently, Pinnacle entered into a tax free exchange
of its ownership of Plateau for 7 million shares of
Anooraq Resources.  Anooraq is traded on the
Canadian Exchange under the symbol ARQ and the
price of ARQ as of June 30th was 55 Canadian cents
thus making the net value US$2.5 million.  In order
to achieve funding for operations and potential
projects the Company has sold 2.5 million Anooraq
shares and received $800,000 to date.   The Company
plans to continue such sales of it's Anooraq stock in order to cover administration costs and possibly fund proposed projects.

Company management remains most hopeful that the continued efforts of Anooraq will establish a proven ore reserve containing Platinum Group Metals
(PGM's) as well as expand the current properties that Plateau has under lease.

When Pinnacle closed on its acquisition of Vanadium
and Magnetite Exploration and Development (Pty)
Ltd. (Vanmag), it took on the responsibility to pay
annually the minimum Mineral Lease fees of
approximately US$7,500.  Additionally, Pinnacle
plans to investigate certain process, promulgated
by Dr. Jan Becker, for beneficiating the vanadium
and titanium values from the magnetite ore.  This
effort, among other activities, management hopes
will attract a joint venture partner.  Currently,
Pinnacle is negotiating to surrender some of its
equity ownership in Vanmag to achieve funding and
fulfill an unwritten requirement to have Black
Empowerment partners.   These activities plus
normal supervision have been estimated into an overall annual budget of $100,000. Therefore, it is a priority of Pinnacle to achieve sufficient funding to meet this need.

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

Employees.    Pinnacle presently has two employees.
Mr. Gamble, President draws a $5,000 per month.

Seasonal Nature of Business Activities. Pinnacle's business activities are not seasonal.

ITEM 2.  PROPERTIES.

In January 2000, Pinnacle moved its offices to 9600
E. Arapahoe Road, Suite 260, Englewood, Colorado
80112, a space rented and occupied by Terryl K.
Jensen, a former director and shareholder in
Pinnacle.    Pinnacle pays $2,600 rent per month
for its current office space and subleases two offices for $3,000 per month including copier, fax, telephone and secretarial. Pinnacle's offices consist of approximately 1,500 square feet of executive office space and secretarial area.
Management believes that this space will meet
Pinnacle's needs for the foreseeable future.

ITEM  3.    LEGAL PROCEEDINGS.

Pinnacle was a party to two legal proceedings. The
first was a dispute with an investor relations firm
that claims Pinnacle owed an outstanding invoice
totaling $8,000 for services that were performed
after the service contract was terminated.   This
matter was settled for two payments of $3,000 each.

Secondly, Pinnacle entered into an agreement with Petty International Development Corporation (PIDC) to help create a European retail market for Pinnacle's stock and to arrange for the closing and completion of a private placement offering; and to secure a variety of mining ventures in South
America for which Pinnacle deemed worth to procure.

Toward this end Pinnacle had issued 3,000,000
shares of its common stock but by December 1, 2001
the PIDC was unable to perform and indeed had
damaged the retail market for Pinnacle stock.  In
lieu of litigation at the time, PIDC, and Pinnacle
voluntarily agreed to rescind the agreement calling
for the return of the 3,000,000 shares that PNRR
had issued.   As of June 30, 2001 only 1,835,000 of
the shares had been collected; 165,000 shares had
been distributed to 3rd parties not beneficial to
the company; and PIDC management had pledged
300,000 shares to a debtor of PIDC as collateral;
and 700,000 shares were being held by PIDC for no
valid reason.  Consequently, Pinnacle had no
alternative but to file legal action to stop PIDC
from further breaching its promise to return the
PNRR stock as per the December 1 rescission
agreement.  As of June 30, 2002, all of the
disputed shares are being held by the Texas
District Court which is the jurisdiction covering
this matter.   As of the date of this filing, the
Texas courts have put this matter on their court docket for trial in December 2002.

 ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended
June 30, 2002, no matters were submitted to a vote of Pinnacle's security holders, through the solicitation of proxies.

                    PART II

ITEM  5.    MARKET FOR COMPANY'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Market Information.   Pinnacle's common shares are
listed in the over-the-counter market.   As of June
30, 2002, there is only a limited market for Pinnacle's common shares.

The following table sets forth the range of high and low bid quotations for Pinnacle's common stock for each quarter of the last two fiscal
The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter  Ended       High Bid            Low Bid
9/30/00                 6.75               6.00
12/31/00                5.75               3.31
3/31/01                 2.69               1.16
6/30/01                 1.31                .94
9/30/01                 1.48               1.02
12/31/01                1.02                .52
3/31/02                  .25                .09
6/30/02                  .18                .05

The approximate number of holders of record of Pinnacle's $.00001 par value common stock, as of June 30, 2002 and September 30, 2002 was 391.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In January 2002, Pinnacle's wholly owned subsidiary, Titan Intellectual Ltd., was created.
Titan Intellectual then contracted with Dr. Jan
Becker of Pretoria, South Africa to acquire and hold all of Dr. Becker's know-how, capability, process expertise and the patentability of certain designs and methodologies for the treatment and purification of vanadium, titanium, and tantalum ores and concentrates.

In February 2002 Titan Intellectual then licensed the Becker technology and technique to Titan Processors (Pty) Ltd, a South African corporation with the expectation that Titan
Processors would erect a processing facility for concentrates of tantalite in order to refine the tantalite ore into highly purified tantalum oxide. The Licensing Agreement was let to Titan based upon a royalty of $1.00 per pound on the goods produced. Additionally, the proprietor shall be entitled to participate in a percentage of the net accumulated pre-taxed profits.

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

Capital Resources and Source of Liquidity.

For the year ended June 30, 2002, Pinnacle
purchased equipment of $3,182 and made advances
to joint venture partners of $150,000.   As a
result, Pinnacle had net cash used in investing activities of $153,182 for the year ended June
30, 2002.

For the year ended June 30, 2001, Pinnacle
purchased equipment for $5,383.    As a result,
Pinnacle had net cash flows from investing activities of $5,383 for the year ended June 30, 2001.

Pinnacle's capital lease obligation at June 30,
2002 consists of lease payable, net of imputed
interest of $483, due in 36 equal installments
of $193 per month, collateralized by equipment
totaling $1,274.   The lease is scheduled to be
paid off in March 2003.   Interest expense for
the years ended June 30, 2002 and 2001 totaled
$406 and $652, respectively.

For the year ended June 30, 2002, Pinnacle
received advances from officer/shareholder of
$250,000.  Pinnacle repaid these advances of
$250,000 in the year ended June 30, 2002.
Pinnacle received net proceeds from line of
credit of $90,816 and repaid principal on line
of credit of $47,333.  Pinnacle made principle
payments on capital lease of $1,910.   Pinnacle
received cash proceeds from the sale of common
stock of $158,000.   As a result, Pinnacle had
net cash provided by financing activities of $199,573 for the year ended June 30, 2002.

For the year ended June 30, 2001, Pinnacle
received advances from officer/shareholder of
$54,058, proceeds from loans of $150,000 and
line of credit of $49,984.   Pinnacle made
principal payments on capital lease of $2,198
and received cash proceeds from the sale of
common stock of $130,283.   As a result,
Pinnacle had net cash provided by financing activities of $335,440 for the year ended June
30, 2001.

Pinnacle has four lines of credit totaling
$100,000 of which $53,221 was unused at June 30,
2002.   Advances made under the line of credit
carry interest rate of prime plus from one to
three percent and may be extended annually with
the consent of the financial institution.   The
credit lines are personally guaranteed by the president of Pinnacle and an officer of Pinnacle.

Results of Operations.   Pinnacle expects to
earn consulting fees, commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source. To date, Pinnacle has not yet commenced operations or received any revenues.

Pinnacle had a net loss for the year ended June
30, 2002 of ($43,281).   Pinnacle incurred
prospecting costs of $22,934, general and
administrative expenses of $239,477, consulting
expenses paid to related parties of $59,999, and
stock-based compensation - professional services
expenses of $48,000.   Pinnacle had operating
losses of its subsidiary disposed during the year of $172,281.

Pinnacle had a net loss for the year ended June
30, 2001 of $(3,407,886).   Pinnacle incurred
prospecting costs of $738,624, stock- based compensation - professional services expenses of $1,956,695, general and administrative expenses of $304,839, consulting expenses paid to related parties of $51,300 and other general expenses of $337,535 for the year ended June 30, 2001.

Plan of Operation.    Pinnacle plans to continue
to sell assets to raise capital for operations.
Pinnacle sold 1,000,000 shares of its investment
in Anooraq common shares for an average price of
$.30 per share and, at June 30, 2002, had
approximately 6,000,000 common shares remaining
in its portfolio.   In July 2002, Pinnacle sold
an additional 1,000,000 common shares for
approximately $500,000.   However, current
resale restrictions permit Pinnacle to sell no
more than approximately $60,000 in Anooraq
common stock per month.   Pinnacle may consider
an offering of its own securities when the capital markets for such sales improve.

Pinnacle is not delinquent on any of its
obligations even though Pinnacle has not yet
begun to generate revenue.  Pinnacle will
identify and subsequently qualify prospective
clients.   Current operations require minimal
cash infusions.   In additional to the sale of
Anooraq common stock, Pinnacle may borrow funds
or obtain equity financing from affiliated
persons or entities to continue operations, if
necessary.   Pinnacle also intends to market its
services utilizing cash made available from the recent private sale of its common shares.
Pinnacle is of the opinion that revenues from its services along with proceeds of the private sale of its securities will be sufficient to pay its expenses until receipt of revenues at a level to sustain operations.

ITEM  7.    FINANCIAL  STATEMENTS  AND
SUPPLEMENTARY  DATA

   PINNACLE RESOURCES, INC.
 (A Development Stage Company)
                                              Page
Independent auditors' reports..............    F-2

Consolidated balance sheet
  as of June 30, 2002......................    F-4

Consolidated statements of operations,
  for the years ended June 30, 2002
  and 2001 (Unaudited).....................    F-5

Consolidated statements of shareholders'
  equity (deficit) for the period
  from January 6, 1995 (inception)
  through June 30, 2002....................    F-6

Consolidated statements of cash flows,
  for the years ended June 30, 2002
  and 2001 and for the period
  January 6, 1995 (inception) through
  June 30, 2002 (Unaudited)................    F-7

Notes to consolidated financial
  statements...............................    F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Pinnacle Resources, Inc.

We have audited the accompanying consolidated balance sheet of Pinnacle Resources, Inc. (a development stage company) and subsidiaries as of June 30, 2002 and the related consolidated statements of operations, shareholders' equity
(deficit), and cash flows for the years ended June
30, 2002 and 2001 and for the period from January
6, 1995 (inception) through June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Resources, Inc. and subsidiaries as of June 30, 2002 and the results of their operations and their cash flows for the years ended June 30, 2002 and 2001 and for the period from January 6, 1995 (inception) through June 30, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note
1 to the consolidated financial statements, the Company has suffered recurring losses since inception and has a net capital deficiency at June
30, 2002. These factors raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Cordovano and Harvey, P.C.
Denver, Colorado
October 10, 2002

                PINNACLE RESOURCES, INC.
              (A Development Stage Company)
               Consolidated Balance Sheet
                        June 30, 2002
                          Assets

Current assets:
 Cash                                                           $ 4,835
 Investment in trading securities, at fair value (Note 3)       500,000
                                                              ---------
      Total current assets                                      504,835
Property and equipment, net of accumulated
 depreciation (Note 4)                                            5,552
Other assets (Notes 2 & 7):
 Investment in Joint Venture                                    160,030
 Due from related party                                           2,864
 Investment in available-for-sale securities,
  at fair value (Note 3)                                      2,475,000
                                                            -----------
                                                            $ 3,148,281
            Liabilities and Shareholders' Deficit

Current liabilities:
 Accounts payable and accrued liabilities                      $ 24,667
 Short-term debt (Note 5)                                        46,780
 Capital lease obligation (Note 6)                                1,274
 Deferred revenue (Note 7)                                      525,000
                                                            -----------
      Total current liabilities                                 597,721
Noncurrent liabilities:
 Deferred revenue (Note 7)                                    2,733,232
                                                            -----------
      Total liabilities                                       3,330,953
                                                            -----------
Shareholders' deficit (Note 8):
 Preferred stock , $.01 par value;  authorized 2,000,000 shares,
  issued and outstanding -0- shares                                   -
 Common stock , $.00001 par value;  authorized 500,000,000
   shares, issued and outstanding 17,253,050 shares                 173
 Additional paid-in capital                                   3,004,310
 Outstanding stock options - 19,000                              47,165
 Accumulated comprehensive income                             2,106,908
 Deficit accumulated during the development stage            (5,341,227)
                                                            -----------
      Total shareholders' deficit                              (182,671)
                                                            -----------
                                                            $ 3,148,281
                                                            ===========

See accompanying notes to consolidated
   financial statements
                             F-3

                         PINNACLE RESOURCES, INC.
                      (A Development Stage Company)
                   Consolidated Statements of Operations

                                                                         Jan. 6, 1995
                                                                         (inception)
                                        Years Ended June 30,               through
                                        --------------------               June 30,
                                        2002            2001                 2002
                                        ----            ----             ------------
Operating expenses:
 Prospecting costs                    $ 22,934      $  738,624            $1,780,353
 General and administrative costs      239,477         304,839             1,218,207
 Consulting expenses paid to
    related parties (Note 2)            59,000          51,300               176,947
 Losses of subsidiary (Note 1)         172,281               -               172,281
 Stock-based compensation:
  Professional services                 48,000       1,956,695             2,004,195
 Other general expenses                      -         337,535               380,305
                                       -------      ----------          ------------
                                       541,692       3,388,993             5,732,288
                                       -------      ----------          ------------
Income/loss before income taxes,
  nonoperating income and
  interest expense                    (541,692)     (3,388,993)           (5,732,288)

 Gain on sale of subsidiary (Note 7)   522,543               -               522,543
 Other nonoperating income (expense),
  Net                                   13,525           1,084               (18,713)
 Interest (expense):
  Related party (Note 2)               (32,500)              -               (32,500)
  Other                                 (5,158)        (19,977)              (80,270)
                                       -------       ---------           -----------
     Income/loss before
       income taxes                    (43,281)     (3,407,886)           (5,341,227)

 Income tax provision (Note 9)               -               -                     -
                                     ---------     -----------          ------------
      Net income/loss                $ (43,281)    $(3,407,886)         $ (5,341,227)
                                     =========     ===========          ============
Basic and diluted loss per share       $ (0.00)        $ (0.36)
                                     =========     ===========
Weighted average common shares
   Outstanding                      15,254,717       9,540,933
                                    ==========     ===========

See accompanying to consolidated
   financial statements
                                 F-4

PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT)
From January 6, 1995 through June 30, 2002

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



PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT)
From January 6, 1995 through June 30, 2002
     Continued

August 2000 issuance of common stock into
  Escrow (Note 8)                                 -         -    1,165,000         12
September 2000 issuance of issuance of
   Common Stock in exchange for Vanadium
   And Magnetite Exploration & Development
   Co. (S.A.) Proprietary Limited shares
   Note 8                                         -         -    4,000,000         40
October 2000 sale of common stock at
   $2.00 per share (Note 8)                       -         -       10,000          -
November 2000 sale of common stock at
   $2.00 per share (Note 8)                       -         -        6,500          -
November 2000 issuance of common stock
   In exchange for services at $5.00
   per share (Note 8)                             -         -      305,000          3
November 2000 stock options granted to
   Non-employees in exchange for
   services (Note 8)                              -         -            -          -
December 2000 issuance of common stock
   In exchange fore services $3,3125
   per share (Note 8)                             -         -       30,000          -
January 2001 sale of common stock at
   $2.00 per share (Note 8)                       -         -        2,500          -
January 2001 issuance of common stock in
   Exchange for services at $3.50 per
   share (Note 8)                                 -         -       15,000          -
March 2001 issuance of common stock in
   Exchange for cash ($92,283) and
   services at $1,875 per share
   (Note 8)                                       -          -       91,500          1
March 2001 issuance of common stock in
   Exchange for services at $1.875 per
   share (Note 8)                                 -          -       15,000          -
April 2001 issuance of common stock in
   Exchange for services at $.97 per share
   (Note 8)                                       -          -       35,000          -
June 2001 issuance of common stock in
   Exchange for services at $1.11 per
   share (Note 8)                                 -          -       50,000          1
June 2001 issuance of common stock in
   Exchange for services at $.99 per
   share (Note 8)                                 -          -       35,000          1
June 2001 issuance of common stock in
   Exchange for debt and accrued interest
   (Note 8)                                       -          -      300,000          3
From January 6, 1995 through June 30, 2001



PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT)
From January 6, 1995 through June 30, 2002 continued

Comprehensive loss:
  Net loss for the year ended June 30, 2001       -          -            -          -
  Cumulative translation adjustment               -          -            -          -
Comprehensive loss                                -          -            -          -
                                         ----------  ---------  ----------   ---------
     BALANCE, June 30, 2001                       -  $       -   11,950,050  $     120

July 2001, shares of common stock placed
  in escrow (Note 8)                              -          -    1,835,000         18
January 2002, shares of common stock placed
  in escrow Note 8)                               -          -    3,000,000         30
February 2002, exercise of options at $.01
 (Note 8)                                         -          -      100,000          1
March 2002, conversion of debenture (Note 8)      -          -            -          -
  payment of interest at $.13 per share (Note 2)  -          -      250,000          2
April 2002, issuance of common stock in
  exchange for property at $.07 per share
   (Note 2)                                       -          -      18,000           1
June 2002, conversion of debenture (Note 8)       -          -     100,000           1
Comprehensive income
  Net loss for the year ended June 30, 2002       -          -           -           -
  Net unrealized holding gain                     -          -           -           -
  Cumulative translation adjustment               -          -           -           -
Comprehensive loss                                -          -           -           -
                                          ---------  ---------  ----------   ---------
       Balance, June 30, 2002                     -  $       -  17,253,050   $     173
                                          =========  =========  ==========   =========

PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT)
From January 6, 1995 through June 30, 2002 continued

                                                                             Other
                                                                         Comprehensive
                                                                            Income
                                                                         -----------
                                       Outstanding  Additional              Foreign
                                         Stock      Paid-in  Accumulated    Currency
                                        Options    Capital     Deficit    Translation
                                        -------    -------     ---------- -----------
Comprehensive loss
 Net loss for the year ended June 30,2000    -            -   (1,748,767)          -
 Cumulative translation adjustment           -            -            -      91,192
Comprehensive loss                           -            -            -           -
                                      --------  -----------  -----------  ----------
     BALANCE, JUNE 30, 2000                  -      663,941   (1,890,060)     91,192
August 2000 issuance of common stock into
  Escrow (Note 8)                            -          (12)           -           -
September 2000 issuance of issuance of
   Common Stock in exchange for Vanadium
   And Magnetite Exploration & Development
   Co. (S.A.) Proprietary Limited shares
   Note 8                                     -      (60,561)           -           -
October 2000 sale of common stock at
   $2.00 per share (Note 8)                   -       20,000            -           -
November 2000 sale of common stock at
   $2.00 per share (Note 8)                   -       13,000            -           -
November 2000 issuance of common stock
   In exchange for services at $5.00
   per share (Note 8)                         -    1,524,997            -           -
November 2000 stock options granted to
   Non-employees in exchange for
   services (Note 8)                     47,165            -            -           -
December 2000 issuance of common stock
   In exchange fore services $3,3125
   per share (Note 8)                         -       99,375            -           -
January 2001 sale of common stock at
   $2.00 per share (Note 8)                   -        5,000            -           -
January 2001 issuance of common stock in
   Exchange for services at $3.50 per
   share (Note 8)                             -       52,500            -           -

PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT)
From January 6, 1995 through June 30, 2002 continued

                                                                             Other
                                                                         Comprehensive
                                                                            Income
                                                                         -----------
                                       Outstanding  Additional              Foreign
                                         Stock      Paid-in  Accumulated    Currency
                                        Options    Capital     Deficit    Translation
                                        -------    -------     ---------- -----------
March 2001 issuance of common stock in
   Exchange for cash ($92,283) and
   services at $1,875 per share
   (Note 8)                                 -      170,718            -           -
March 2001 issuance of common stock in
   Exchange for services at $1.875 per
   share (Note 8)                           -       28,125            -           -
April 2001 issuance of common stock in
   Exchange for services at $.97 per share
   (Note 8)                                 -       33,950            -           -
June 2001 issuance of common stock in
   Exchange for services at $1.11 per
   share (Note 8)                           -       55,499            -           -
June 2001 issuance of common stock in
   Exchange for services at $.99 per
   share (Note 8)                           -       34,649            -           -
June 2001 issuance of common stock in
   Exchange for debt and accrued interest
   (Note 8)                                 -      123,422            -           -
Comprehensive loss:
  Net loss for the year ended June 30, 2001 -            -   (3,407,886)          -
  Cumulative translation adjustment         -            -            -     195,876
Comprehensive loss                          -            -            -           -
                                     --------   ----------  -----------   ---------
BALANCE, June 30, 2001               $ 47,165   $2,764,603  $(5,297,946)  $ 287,068

July 2001, shares of common stock
  placed in escrow (Note 8)                -           (18)           -           -
January 2002, shares of common stock
  placed in escrow Note 8)                 -           (30)           -           -
February 2002, exercise of options
  at $.01 (Note 8)                         -        24,999            -           -
March 2002, conversion of debenture
  (Note 8)                                 -       156,000            -           -




PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT)
From January 6, 1995 through June 30, 2002 continued

  Payment of interest at $.13 per
   share (Note 2)                          -        32,498            -           -
April 2002, issuance of common stock in
  exchange for property at $.07 per share
   (Note 2)                                -         1,259            -           -
June 2002, conversion of debenture
   (Note 8)                                -        24,999            -           -
Comprehensive income
  Net loss for the year ended
    June 30, 2002                          -             -      (43,281)          -
  Net unrealized holding gain              -             -            -           -
  Cumulative translation adjustment        -             -            -    (280,160)
Comprehensive loss                         -             -            -           -
                                   ---------    ----------  -----------   ---------
       Balance, June 30, 2002         47,165    $3,004,310  $(5,341,227)   $  6,908
                                   =========    ==========  ===========   =========

PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT)
From January 6, 1995 through June 30, 2002 continued

                                                           Other
                                                        Comprehensive
                                                           Income
                                                        -------------
                                                          Unrealized
                                                           Holding
                                                            Gain             Total
                                                       ---------------    -----------
Balance, January 6, 1995                                 $        -       $         -
January 1995 issuance of common Stock in
   exchange fore cash advances made on
    behalf of the Company and services
    at $0.01 per common share                                      -            1,500
Net loss for the year ended June 30, 1995                          -           (1,500)
                                                         -----------      -----------
       BALANCE, June 30, 1995 and 1996                             -                -
June 1997 sale of common stock at $.025
   per share                                                       -          100,000
Net loss for the year ended June 30, 1997                          -                -
                                                         -----------      -----------
       BALANCE, June 30, 1997                                      -          100,000
Net loss for the year ended June 30, 1998                          -          (63,601)
                                                         -----------      -----------
       BALANCE, June 30, 1998                                      -           36,399
January 1999 sale of common stock at $.50
  per share                                                        -           50,000
Net loss for the year ended June 30, 1999                          -          (76,192)
                                                         -----------      -----------
       BALANCE, June 30, 1999                                      -           10,207
August 30, 1999 issuance of common stock
   valued at $.25 per share in exchange for
   Plateau Resources, Inc. shares                                  -          375,000
September 1999 sale of common stock at
   $.50 per share                                                  -           42,500
October 1999 sale of common stock at $.50
   per share                                                       -            5,000
June 2000 sale of common stock at $2.00
   per share                                                       -           90,000
Comprehensive loss:
 Net loss for the year ended June 30,2000                          -       (1,748,767)
 Cumulative translation adjustment                                 -           91,192
                                                         -----------      -----------


   PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT) continued

Comprehensive loss                                                 -        1,657,575)
                                                         -----------      -----------
     BALANCE, JUNE 30, 2000                                        -       (1,134,868)
August 2000 issuance of common stock into
  Escrow (Note 8)                                                  -                -
September 2000 issuance of issuance of
   Common Stock in exchange for Vanadium
   And Magnetite Exploration & Development
   Co. (S.A.) Proprietary Limited shares
   Note 8                                                          -          (60,521)
October 2000 sale of common stock at
   $2.00 per share (Note 8)                                        -           20,000
November 2000 sale of common stock at
   $2.00 per share (Note 8)                                        -           13,000
November 2000 issuance of common stock
   In exchange for services at $5.00
   per share (Note 8)                                              -        1,525,000
November 2000 stock options granted to
   Non-employees in exchange for
   services (Note 8)                                               -           47,165
December 2000 issuance of common stock
   In exchange fore services $3,3125
   per share (Note 8)                                              -           99,375
January 2001 sale of common stock at
   $2.00 per share (Note 8)                                        -            5,000
January 2001 issuance of common stock in
   Exchange for services at $3.50 per
   share (Note 8)                                                  -           52,500
March 2001 issuance of common stock in
   Exchange for cash ($92,283) and
   services at $1,875 per share
   (Note 8)                                                        -          170,719
March 2001 issuance of common stock in
   Exchange for services at $1.875 per
   share (Note 8)                                                  -           28,125
April 2001 issuance of common stock in
   Exchange for services at $.97 per share
   (Note 8)                                                        -           33,950
June 2001 issuance of common stock in
   Exchange for services at $1.11 per
   share (Note 8)                                                  -           55,500
June 2001 issuance of common stock in
   Exchange for services at $.99 per
   Share (Note 8)                                                  -           34,650
June 2001 issuance of common stock in
   Exchange for debt and accrued interest
   (Note 8)                                                        -          123,425




   PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
     EQUITY (DEFICIT) continued

Comprehensive loss:
  Net loss for the year ended June 30, 2001                        -       (3,407,886)
  Cumulative translation adjustment                                -          195,876
                                                          ----------       ----------
Comprehensive loss                                                 -       (3,212,010)
                                                          ----------       ----------
BALANCE, June 30, 2001                                             -       (2,198,990)
July 2001, shares of common stock
  placed in escrow (Note 8)                                        -                -
January 2002, shares of common stock
  placed in escrow Note 8)                                         -                -
February 2002, exercise of options
 at $.01 (Note 8)                                                  -           25,000
March 2002, conversion of debenture
  (Note 8)                                                         -          156,000
  Payment of interest at $.13 per
   share (Note 2)                                                  -           32,500
April 2002, issuance of common stock in
  exchange for property at $.07 per share
   (Note 2)                                                        -            1,260
June 2002, conversion of debenture
   (Note 8)                                                        -           25,000
Comprehensive income
  Net loss for the year ended
    June 30, 2002                                                  -          (43,281)
  Net unrealized holding gain                              2,100,000        2,100,000
  Cumulative translation adjustment                                -         (280,160)
                                                                            ---------
Comprehensive loss                                                 -        1,776,559
                                                         -----------        ---------
       Balance, June 30, 2002                              2,100,000        $(182,671)
                                                         ===========        =========


See accompanying notes to the consolidated financial statements

PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 January 6, 1995
                                                                   (inception)
                                 For the Years Ended June 30,         through
                                 ---------------------------
                                       2002        2001          June 30, 2002
                                  -----------    -----------     --------------
                                                                  (Unaudited)
Cash flows from operating activities:
 Net income/loss                  $ (43,281)   $ (3,407,886)   $ (5,341,227)
  Adjustments to reconcile net loss
  to cash flows from operating
  activities:
   Common stock issued for services
    (Note 8)                          48,000      1,954,695        2,004,195
   Depreciation and amortization       4,336         68,564            9,221
   Write-down of notes receivable          -          5,105                -
   Loss on asset impairement (Note 8)      -        337,535          337,535
   Cash received from the sale of
      trading securities             297,155              -          297,155
   Changes in current assets and
     current liabilities:
     Gain deferred on sale of
       subsidiary                   (522,543)             -        2,295,550
     Increase in receivables         (82,905)        80,041           (2,864)
     Increase in accounts payable
      and accrued liabilities        459,573        469,417           24,667
                                    --------       --------       ----------
        Net cash provided by (used
         in) operating activities    160,335       (492,529)        (375,768)
                                    --------       --------       ----------
Cash flows from investing activities:
 Cash received for sale of options
   to purchase interest in subsidiary                     -           42,708
 Purchase of equipment                (3,182)        (5,383)         (14,773)
 Net, advances made to joint venture
   partners                         (150,000)             -         (160,030)
 Purchase of subsidiary, cash
   received                                -              -            1,151
                                    --------       --------       ----------
        Net cash used in investing
         activities                 (153,182)        (5,383)        (130,944)
                                    --------       --------       ----------
Cash flows from financing activities:
 Advances from officer/shareholder    250,000        54,058                -
 Repayment of advances               (250,000)            -         (250,000)
 Proceeds from loans                        -       150,000          150,000
 Principal payments on capital lease   (1,910)       (2,198)          (4,108)
 Proceeds from line of credit          90,816        49,984          140,800
 Principal payments on line of credit (47,333)      (46,687)         (94,020)


PINNACLE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued

 Cash proceeds from sale of common
  stock                               158,000       130,283          575,783
                                     --------      --------       ----------
        Net cash provided by
         financing activities         199,573       335,440          518,455
                                     --------      --------       ----------
   Cumulative translation adjustment (280,160)      195,876           (6,908)
                                     --------      --------       ----------
       Net change in cash             (73,434)       33,404            4,835

Cash:
 Beginning of period                   78,269        44,865                -
                                     --------      --------       ----------
 End of period                        $ 4,835      $ 78,269          $ 4,835
                                     ========      ========       ==========
Supplemental disclosure of cash
   flow information:
 Cash paid during the year for:
  Interest                            $     -      $  5,071          $ 5,071
                                     ========      ========       ==========
  Income taxes                        $     -      $      -          $     -
                                     ========      ========       ==========
Non-cash financing and investing activities:

 Acquisition of subsidiaries in
   exchange for common stock          $     -      $(60,521)       $(435,521)
                                     ========      ========       ==========
Sale of subsidiary for marketable
   securities                      $3,780,775      $      -       $3,780,775
                                   ==========      ========       ==========
 Acquisition of property and
   equipment for common stock      $   (1,262)     $      -       $   (1,262)
                                   ==========      ========       ==========
Equipment acquired under capital
   lease                           $        -      $  5,382       $    5,382
                                   ==========      ========       ==========

See accompanying notes to the consolidated financial statements

PINNACLE RESOURCES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1:  Organization, business, liquidity and
summary of significant accounting policies

Organization

Pinnacle Resources, Inc. (the "Company") was incorporated under the laws of Wyoming in January
1995. The Company is a development stage enterprise engaged in exploring for and developing natural resources.

The Company has (1) obtained mineral rights and is in the process of obtaining regulatory approval to begin production of vanadium and magnetite in the Northern Province of South Africa, (2) sold its platinum rights in South Africa prior to beginning production; and (3) agreed to partially fund a diamond recovery joint venture in the ocean off
South Africa's west coast.

Basis of presentation

The consolidated financial statements include the accounts of the Company, its and its wholly owned subsidiary; Vanadium and Magnetite Exploration &
Development Co. (S.A.) Proprietary Limited (a South
African Company) ("Van Mag"). All significant intercompany balances and transactions have been eliminated in consolidation.

In August 2001, the Company disposed of its interest in Plateau Resources (Pty) Ltd.
("Plateau"), a South African company. The results of operations for the year ended June 30, 2002, for the period that Plateau was a subsidiary of the Company, are reflected as losses of the disposed subsidiary. Plateau's results of operations for the year ended June 30, 2001 are included in the consolidated statements of operations.

The Company acquired all of the issued and outstanding common stock of Titan Intellectual
Ltd., a Nevada Corporation, on

January 24, 2002.   On February 25, 2002, Titan
Intellectual Ltd. was merged into the Company (See
Note 7).

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has suffered significant losses since inception and at June 30, 2002, has a net capital deficit. The
Company's burn rate at June 30, 2002 is
approximately $28,000 per month. At June 30, 2002, the Company has an investment in approximately six million shares of Anooraq Resources, Ltd. common stock. The shares are free-trading on the Canadian
Stock Exchange and at June 28, 2002, the adjusted closing price of the stock was approximately $.50 on trading volume of 62,000 shares. However, the Company is restricted from selling more than approximately $60,000 worth of stock each month.
In addition, the price of the stock is volatile and fluctuates daily. Further, there is no assurance that Anooraq will continue to meet the listing requirements of the Canadian Stock Exchange.
These factors among others may indicate that the Company will be unable to continue as a going concern.

Management plans to continue to sell assets to
raise capital for operations.  The Company sold
1,000,000 shares of its investment in Anooraq
common stock for an average price of $.30 per share
and, at June 30, 2002, had approximately 6 million
shares remaining in its portfolio.  In July 2002,
the Company sold an additional 1 million shares for
approximately $500,000.  However, current re-sale
restrictions permit the Company to sell no more
that approximately $60,000 in Anooraq stock per
month. The Company may consider an offering of its
own securities for sale when the capital markets
for such sales improve.    In the longer term, the
Company plans to commence operations and become profitable.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company's continuation as a going concern is dependent upon its ability to meet its obligations on a timely basis, and, ultimately to attain profitability.

Summary of significant accounting policies

Development stage company

The Company is in the development stage as defined by Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7
"Accounting and Reporting by Development Stage
Enterprises."

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

More specifically, the Company's investment in Anooraq common stock is classified as a marketable security at June 30, 2002. Factors affecting the marketability of such shares could change in the near term. In addition, the estimated the fair value of the Company's holdings at June 30, 2002, are based on the market price of Anooraq shares which, as a small company, is expected to fluctuate over the near term.

Cash equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2002.

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

Marketable equity securities

Investments in securities in all classifications are initially recorded at acquisition cost. In
August 2001, the Company acquired 7.5 million shares of Anooraq common stock, a small company whose stock is traded on the Canadian Stock
Exchange (see Note 7). The acquisition cost assigned to the investment was based on the collateral value of the Anooraq shares and not the quoted market price because of a restrictive covenant imposed through the exchange agreement on the Company's ability to sell its shares. The restriction was lifted in April 2002, at which time the Company valued its investment at fair value.

The Company classifies the shares of Anooraq common stock held for current resale as "trading securities" and reports those shares at their fair value (or, quoted market price) at June 30, 2002.
Any unrealized holding gains and losses are included in the determination of current period earnings.

The Company classifies all other shares of Anooraq common stock as "available-for-sale" and reports those shares at their fair value (or, quoted market price) at June 30, 2002. Any unrealized holding gains and losses are not included in the determination of current period earnings, but instead are reported as a separate component of shareholders' deficit.

The Company reported 1,000,000 shares of its Anooraq common stock as trading securities as of June 30, 2002. See Notes 3 and 10.

The Company reported 4,950,000 shares of its Anooraq common stock as available-for-sale as of June 30, 2002.

Net loss per share

The Company reports net loss per share in accordance with SFAS No. 128, "Earnings per Share".
Under SFAS 128, net loss per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2002, the Company had 19,000 stock options outstanding that were not included in the calculation of net loss per share-diluted because the options were antidilutive.

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

Fair value of financial instruments

The Company's financial instruments, including cash and accounts payable and other accrued liabilities are carried at cost, which approximates their fair value due to the short-term maturity of these instruments. The capital lease obligation is carried at cost, which approximates fair value due to the prevailing market rate for similar instruments.

Short and long-term investments include marketable securities which are classified as trading and available-for-sale and are reported at fair value.

Concentrations of operations outside the Company's home country

Substantially all of the Company's development stage activities were conducted in the Republic of South Africa. As such the Company is a foreign corporation and is subject to the laws and rules, including the currency restrictions and tax laws, of that country.

Foreign currency translation

Assets and liabilities of non-US. subsidiaries are translated to US Dollars at end-of-period exchange rates. The effects of this translation for non-US.
subsidiaries are reported in other comprehensive income (loss). Remeasurement of assets and liabilities of non-US. subsidiaries that use a currency other than the US dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of all non-US. subsidiaries are translated to US Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. The functional currency of the Company's foreign subsidiary is the local currency, the South
African Rand.

Note 2:  Related party transactions

During the years ended June 30, 2002 and 2001, the Company paid an affiliated company $51,000 and $51,300, respectively, for consulting services.
The president of the Company controls the affiliate.

During the years ended June 30, 2002 and 2001, an officer of the Company was paid $8,000 and $-0-, respectively, for consulting services. The consulting services were for due diligence investigations on potential mining projects and administrative services.

A Company Director loaned $250,000 to the Company in
December 2001.  The Company repaid the loan in April
2002, plus 250,000 shares of its common stock valued at $32,500 representing interest.

During the year ended June 30, 2002, the Company paid
$3,843 in personal debt of the president of the Company. These payments were recorded as compensation expense in the accompanying financial statements.

During the year ended June 30, 2002, the Company paid
$2,864 in legal expenses on behalf of the president of the Company. These payments were recorded as due from related party in the accompanying financial statements.

During the year ended June 30, 2002, the president of the Company guaranteed a $20,000 loan agreement and a $20,000 line of credit with a financial institution.
The president of the Company and an officer, together, guaranteed a $50,000 line of credit with a financial institution.

During the year ended June 30, 2000, a
shareholder/officer of Plateau advanced Plateau
$1,362,879.  At June 30, 2000, the
shareholder/officer had advanced Plateau a total of $1,548,606. During the year ended June 30, 2001, the shareholder/officer advanced Plateau an additional $54,058. At June 30, 2001, the shareholder/officer had advanced Plateau a total of $1,602,664. The advances are unsecured and non-interest bearing. The advances are included in the accompanying financial statements as advances payable to shareholder and officer of subsidiary.
The Plateau shareholder/officer subordinated repayment of the advances in favor of the creditors of Plateau until such time as the assets of

Plateau, fairly valued, exceed its liabilities.
The Company sold its subsidiary, Plateau in August
2001 (See Note 7).

Note 3:  Investments

Investments as of June 30, 2002, consisted of 5,950,000 shares of Anooraq common stock of which 1,000,000 shares are classified as trading and 4,950,000 are classified as available-for-sale:

                                     No. of         Fair         Cost
                                     Shares        Value         Basis
                                    --------      -------       --------
Current:
Anooraq Resources, Ltd.
   Common Stock                      1,000,000    $  500,000     $147,059
Long term:
Anooraq Resources, Ltd.
   Common Stock                      4,950,000     2,475,000      727,941
                                    ----------    ----------     --------
                                     5,950,000    $2,975,000     $875,000
                                    ==========    ==========     ========

                                     No. of                     Available
                                     Shares       Trading       for-Sale
                                    --------      -------       --------
Gross realized gain from sales      1,050,000     $297,155      $        -
Gross unrealized holding gains      5,950,000     $500,000      $1,600,000
                                    ---------     --------      ----------
                                    7,000,000     $797,155      $1,600,000
                                    =========     ========      ==========

Note 4:  Property and equipment

Property and equipment, at June 30, 2002, consisted of the following

Office furniture and fixtures             $  3,209
Equipment                                   11,564
                                        ----------
                                            14,773

Less accumulated depreciation               (9,221)
                                         ---------
                                          $  5,552
                                           =======
Depreciation expense for the years ended June 30, 2002 and 2001 totaled $4,336 and $68,564, respectively.

Note 5:  Short-term debt

The Company has four lines of credit totaling
$100,000 of which $53,220 was unused at June 30, 2002. Advances made under the line of credit carry interest rate of prime plus from one to three percent and may be extended annually with the consent of the financial institution. The credit lines are personally guaranteed by the president of the Company and an officer of the Company.

Note 6:  Capital lease obligation

The Company's capital lease obligation at June 30, 2002 consists of a lease payable, net of imputed interest of $483, due in 36 equal installments of $193 per month, collateralize by equipment totaling
1,274. The lease is scheduled to be paid off in March 2003. Interest expense for the years ended
June 30, 2002 and 2001 totaled $406 and $652,
respectively.

Note 7:  Foreign operations

Titan

In February 2002, the Company acquired certain intellectual property from a South African inventor for cash and common stock equivalents. The intellectual property consisted of a method to refine vanadium, titanium and tantalum ores.
Tantalum is a precious metal material used in electronics and space industry.

The Company licensed the intellectual property to Titan Processors (Pty) Limited (Titan), a newly formed
South African company, owned by a South African mining group in exchange for a royalty of $1.00 per pound of tantalum oxide produced and sold under the license and a percentage of Titan's net profits.
In addition, the Company agreed to fund the start up of a refinery and employ the inventor. The
South African mining group agreed to provide the equipment and mining license to build a tantalite refinery utilizing the licensed technology in the Northern Province of South Africa. The licensing agreement expires in ten years.

The common stock equivalents consist of a stock option grant that vests base on a performance schedule as follows:

Number of        Option
Shares            Price           Performance Target
  100,000         $0.01     Execution of intellectual property licensing agreement
  100,000         $0.01     Tantelite refinery becoming operational
  100,000         $0.01     Repayment of project funding
  700,000         $0.01     1 million options for each $1 million in Titan profits
---------
1,000,000
=========

The exercised shares have a resale restriction period of two years and a restriction on the number of shares to be sold during a certain time period. As of June 30, 2002, the inventor exercised an option to purchase 100,000 shares upon execution of the intellectual property licensing agreement and 100,000 shares upon the tantalite refinery becoming operational.

During the year ended June 30, 2002, the Company advanced Titan $157,500 towards completion of the refinery. The interest rate on the loans is Titan's prime lending rate plus 2%. At June 30,
2002, the outstanding balance carries a 16% interest rate. The loan matures over a period of six years.

The Company has reserved two seats on the Board of Directors of Titan Processors (Pty) Limited and the president of the Company is a director.

Van Mag

On September 25, 2000, the Company purchased all of the outstanding common stock of Vanadium, a South African corporation, in exchange for 4,000,000 shares of the Company's common stock.
Van Mag holds a mineral lease on land in South
Africa that contains known quantities of vanadium.
The Company has paid certain prospecting and lease costs since its purchase. However, Van Mag is awaiting regulatory approval to commence mining operations.

Plateau acquisition and sale

On August 30, 1999 the Company purchased all of the outstanding common stock of Plateau in exchange for 1,500,000 shares of the Company's common stock valued at $375,000. During the year ended June 30, 2000 the Company entered into an agreement with Anooraq Resources Corporation
("Anooraq"), whereby Anooraq could purchase up to 70 percent of the Company's interest in Plateau.
In exchange for this agreement, Anooraq paid the Company $42,708. Accordingly, the Company recorded the cash payment of $42,708 as a reduction of its investment in Plateau. As of June 30, 2001,
Anooraq had acquired a 35 percent interest in Plateau.

During the second quarter of the fiscal year ended
June 30, 2001, the Company recorded a charge of $337,535, or $.04 per basic and diluted common share, for the write-off of the remaining goodwill related to the Plateau acquisition.

In August 2001, the Company sold its remaining ownership in the common stock of Plateau to Anooraq in exchange for 7.0 million shares of Anooraq's common stock. Concurrently, the Company exchanged 500,000 of the 7.5 million shares plus
4.5 million newly granted warrants to purchase
Anooraq stock to Hunter Dickenson Group, Inc., a
Canadian corporation, for debt forgiveness totaling $150,000. The transaction was accounted for as the sale of the Plateau subsidiary for 7 million shares of Anooraq common stock.

The Company and Anooraq signed a Cooperative
Agreement at the time of the sale of Plateau to Anooraq, which put significant restrictions on its ability to sell the Anooraq common stock. The
Company may not to sell more than approximately
$60,000 in aggregate market value of Anooraq common stock in any calendar month without the prior consent of Anooraq. Further, the Company gave Anooraq the right of first refusal in any sale of more than 500,000 shares of Anooraq common stock. Anooraq has the right to repurchase 700,000 shares from Pinnacle in a calendar year at no less than CAN$.50 per share unless Pinnacle otherwise agrees. In addition, the Cooperative Agreement required the Company to vote with Anooraq management on all voting matters, except for the change of control in Anooraq.

The Company deferred all of the gain, totaling
$3,780,775, on the sale of Plateau. The Company recognizes a pro-rata portion of the gain as the Anooraq shares are sold. Deferred tax liabilities related to the sale of Plateau in the amount of $1,219,267 were offset by prior years' income tax asset allowances.

As of June 30, 2002, the Company's deferred gain from the disposition of Plateau totaled
$3,258,232.  The Company sold 1,050,000 shares for
$297,155 and recognized a gain of $522,543 during fiscal year 2002.

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
                              ==========         ===========       ===========

Condensed, consolidated balance sheet adjustments:

Elimination of Plateau's cash balance;
Elimination of Plateau's receivable balance;
Elimination of Plateau's net property and equipment;
Elimination of Plateau's trade payables;
Elimination of Plateau's shareholder advances;
Elimination of Anooraq's advance to Pinnacle; and Elimination of the minority interest established in the consolidation of Plateau's financial statements.

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

Note 8:  Shareholders' deficit

In July 2001, the Company placed 1,835,000 shares of common stock in escrow with Harris County
Circuit Court in Houston, Texas.  As of June 30,
2002, there are a total of 3,000,000 shares of the Company's common stock in escrow with the Court pending resolution of a dispute between the Company and Petty International Development Corporation.

In September 2001, the Company placed 3,000,000 shares of its common stock in escrow to secure debentures to be issued by Titan. On February 25, 2002, Titan issued an 8 percent $200,000 convertible redeemable debenture which was due
February 25, 2004. The $1 million debenture was subscribed by RIM Capital Holdings, LLC., RCG, LLC and RIM CG LLC. Titan received $156,000 during the quarter ended March 31, 2002, for the first tranche of the debenture net of $44,000 in related debt issue costs. The debenture holders subsequently requested conversion of the $200,000 debenture. A dispute arose regarding the number of shares to be converted. The Company settled the matter by agreeing to issue the 3,000,000 shares in escrow to the purchasers and discontinue the remaining debentures. This transaction was recorded as a sale of 3,000,000 shares of the Company's common stock for $156,000.

In April 2001, the Company issued 18,000 shares of stock in exchange for furniture and equipment. The transaction was valued at the fair value (quoted market price) of the Company's common stock.
During the year ended June 30, 2001, the Company sold 19,000 shares of its common stock for $38,000, $2.00 per share.

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

During the three months ended December 31, 2000, the Company granted options to purchase 19,000 shares of common stock to a vendor in exchange for brokerage and investor relations services. The options were granted with exercise prices below the market price of the common stock on the date of grant. The weighted average exercise price and weighted average fair value of these options as of June 30, 2002 were $4.00 and $2.48, respectively.

All stock options were fully vested on the date of grant and expire by November 2002. The following schedule summarizes the changes in the Company's outstanding stock options:

                             Options Outstanding and Exercisable      Weighted Average
                            Number of           Exercise Price         Exercise Price
                             Shares              Per Share              Per Share
Balance at June 30,2000           -                 $     -                 $     -
Options Granted              19,000                 $  4.00                 $  4.00
Options Exercised                 -                 $     -                 $     -
Options Canceled                  -                 $     -                 $     -
                            -------               ---------               ---------
Balance at June 30, 2001     19,000                 $  4.00                 $  4.00
 Options granted            200,000                 $     -                 $  4.00
 Options exercised         (200,000)                $  0.01                 $  0.01
 Options canceled                 -                 $     -                 $     -
                            -------               ---------               ---------
Balance at June 30, 2002     19,000                 $  4.00                 $  4.00
                           ========               =========               =========

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate                    5.78%
Dividend yield                             0.00%
Volatility factor                         50.00%
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

Note 9:  Income taxes

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

                                                         For the Years Ended
                                                             June 30,
                                                     2002                2001
                                                     ----                ----
U.S. federal statutory graduated rate                34.00%              34.00%
State income tax rate net of
    Federal benefit                                   3.14%               3.14%
Net operating loss for which no tax
    Benefit is currently available                  -37.14%             -37.14%
                                                   --------             -------
                                                      0.00%               0.00%
                                                   ========             =======

At June 30, 2002, deferred tax assets consisted of a net tax asset of $1,977,187, due to operating loss carryforwards of $5,297,946, which was fully allowed for, in the valuation allowance of $1,977,187. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended June 30, 2002 and 2001, and from January 6, 1995 (inception) through
June 30, 2002 totaled $1,285,334, $649,405 and
$1,977,187, respectively. The current tax benefit also totaled $1,285,334, $649,405 and $1,977,187 for the years ended June 30, 2002 and 2001, and from January 6, 1995 (inception) through June 30,
2002, respectively. The net operating loss carryforward expires through the year 2022.

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

Note 10:  Subsequent events

In July 2002, the Company sold 1,000,000 shares of
Anooraq common stock for proceeds of $500,000 or $.50 per share.

In July 2002, the Company advanced and additional
$100,000 to Van Mag and increased its advances to Titan by $300,000.

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

On August 7, 2002, Terryl K. Jensen resigned as a director of Pinnacle for personal reasons.

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

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following tabulates holdings of shares of
Pinnacle by each person or entity who, subject to
the above, as of June 30, 2002, holds of record or
is known by management to own beneficially more
than 5.0% of the common shares and, in addition, by
all directors and officers of Pinnacle individually
and as a group.   Each named beneficial owner has
sole voting and investment power with respect to the shares set forth opposite his name.

                                Percentage of
                              Number & Class(1)            Outstanding
Name and Address                   of Shares              Common Shares
Glen R. Gamble
12892 Sierra Circle
Parker, CO 80134                 2,200,000                    12.75%

Robert A. Hildebrand
7345 E. Peakview
Englewood, CO 80111                 50,000                     .29%

Beverly Jo Gamble
12892 Sierra Circle
Parker, CO 80134                   200,000                    1.16%

Mel Keller
R.R. 1 Box
Blairsburg, IA                     840,000                   4.87%

Victory Minerals Corp.
7345 E. Peakview
Englewood, Co 80111              2,000,000                   11.59%%

Re-Group, Inc.
9600 E. Arapahoe Road
#260
Englewood, CO 80112                266,000                    1.54%

All Directors & Officers
as a group (2 persons)           4,450,000                   25.79%

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

Daniel J. Boone and Jerry Welch Boone are principals of Re-Group, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Pinnacle maintains a mailing address at located at 9600 E. Arapahoe, Suite 260, Englewood, CO 80112 and shares that office space with a former director, Terryl K. Jensen, who operates a Real
Estate business on the premises.

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

During the years ended June 30, 2002 and 2001,
Pinnacle paid Victory Minerals, an affiliated company $51,000 and $51,300, respectively, for consulting services. Mr. Gamble, president of Pinnacle controls the affiliate.

During the years ended June 30, 2002 and 2001, R.A.
Hildebrand, an officer of Pinnacle was paid $8,000 and $0.00, respectively for consulting services.
The
consulting services were for due diligence investigations on potential mining projects and administrative services.

Terryl Jensen, a former director of Pinnacle lent
$250,000 to Pinnacle in December 2001.   Pinnacle
repaid the loan in April 2002, plus 250,000 common shares valued at $32,500 representing interest.

During the year ended June 30, 2002, Pinnacle paid
$3,843 in personal debt of Glen R. Gamble, president of Pinnacle. These payments were recorded as compensation expense in the financial statements.

During the year ended June 30, 2002, Pinnacle paid
$2,864 in legal expenses on behalf of Glen R.
Gamble, president of Pinnacle.   These payments
were recorded as due from related party in the financial statements.

During the year ended June 30, 2002, Mr. Gamble
guaranteed a $20,000 loan agreement and a $20,000
line of credit with a financial institution.   Mr.
Gamble and R.A. Hildebrand, an officer, together, guaranteed a $50,000 line of credit with a financial institution.

During the year ended June 30, 2000, a
shareholder/officer of Plateau advanced Plateau
$1,362,879.   At June 30, 2000, the
shareholder/officer had advanced Plateau a total of
$1,548,606.   During the year ended June 30, 2001,
the shareholder/officer advanced Plateau an
additional $54,058.   At June 30, 2001, the
shareholder/officer had advanced plateau a total of
$1,602,664.   The advances are unsecured and non-
interest bearing.   The advances are included in
the financial statements as advances payable to
shareholder and officer of subsidiary.   The
Plateau shareholder/officer subordinated repayment
of the advances in favor the creditors of Plateau
until such time as the assets of Plateau, fairly
valued, exceed its liabilities.   Pinnacle sold its
subsidiary, Plateau in August 2001.

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

Date:    October 15, 2002

Pinnacle Resources, Inc.

/s/ Glen R. Gamble
------------------------------------
By:     Glen R. Gamble, President

Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Pinnacle and in the capacities and on the dates indicated.

/s/ Glen R. Gamble                                 10/15/02
- ------------------------------
Glen R. Gamble
President  and  Director
(chief executive officer)


/s/ Robert A. Hildebrand                            10/15/02
- ------------------------------
Date:
Robert A. Hildebrand
Secretary/Treasurer and Director
(Chief Financial Officer)