Form 10QSB
period 2002-09-30
PINNACLE RESOURCES INC
filed 2002-11-22
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or
15(d) Securities Exchange Act of 1934 for Quarterly
Period Ended September 30, 2002

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the
registrant's common stock, September 30, 2002:
  Common Stock  -  17,135,050

       PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

               PINNACLE RESOURCES, INC.
             (A Development Stage Company)

            Index to Condensed Consolidated
                    Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed consolidated balance sheet,
   September 30, 2002 (unaudited)                                    3
Condensed consolidated statements of operations
   for the three months ended September 30,
   2002 and 2001                                                     4
Condensed consolidated statements of cash flows for the
   three months ended September 30, 2002 and 2001(unaudited)         6
Notes to condensed consolidated financial statements (unaudited)     7

          PINNACLE RESOURCES, INC.
   Condensed Consolidated Statements of Cash Flows
             (unaudited)

                          Assets

Current assets:
 Cash                                                        $ 128,679
 Investment in trading securities,
    at fair value (Note 5)                                     200,000
                                                           -----------
      Total current assets                                     328,679
Property and equipment, net of accumulated
 Depreciation                                                    5,552
Other assets:
 Investment in Joint Ventures                                  508,840
 Due from related party (Note 2)                                10,487
 Investment in available-for-sale securities,
   at fair value (Note 5)                                    1,311,520
                                                           -----------
                                                           $ 2,165,078
                                                           ===========
Liabilities and Shareholders' Deficit

Current liabilities:
 Accounts payable and accrued liabilities                      $ 9,598
 Capital lease obligation                                        1,274
 Deferred revenue (Note 5)                                     250,000
                                                            ----------
      Total current liabilities                                260,872
Noncurrent liabilities:
 Deferred revenue (Note 5)                                    2,100,697
                                                            -----------
      Total liabilities                                       2,361,569
                                                            -----------
Shareholders' deficit:

 Preferred stock                                                     -
 Common stock                                                      173
 Additional paid-in capital                                  3,004,310
 Outstanding stock options                                      47,165
 Accumulated comprehensive income                            1,250,072
 Deficit accumulated during the development stage           (4,498,211)
                                                            ----------
      Total shareholders' deficit                             (196,491)
                                                            ----------
                                                           $ 2,165,078
                                                           ===========

                  PINACLE RESOURCES, INC.
       Condensed Consolidated Statements of Operations

                                                           Three Months Ended
                                                             September 30,
                                                           -------------------
                                                          2002              2001
                                                         ------            ------
Operating expenses:
 Prospecting costs                                    $    325           $ 21,158
 General and administrative costs                       61,080             82,551
 Consulting expenses paid to related parties (Note 2)    9,416                  -
 Losses of subsidiary                                        -            172,281
                                                      --------           --------
                                                        70,821            275,990
                                                      --------           --------
Income/loss before income taxes, nonoperating
  income and interest expense                          (70,821)          (275,990)

 Gain on sale of subsidiary (Note 5)                   621,648                  -
 Gain on sale of stock (Note 5)                        294,285                  -
 Other nonoperating income (expense), net                    -              2,463
 Interest (expense):
  Related party (Note 2)                                (1,853)                 -
  Other                                                   (243)            (2,618)
                                                      --------           --------
      Income/loss before
       income taxes                                    843,016           (276,145)

 Income tax provision (Note 6)                               -                  -
                                                      --------           --------
      Net income/loss                                $ 843,016         $ (276,145)
                                                     =========         ==========
Basic and diluted loss per share                      . $ 0.06            $ (0.03)
                                                     =========         ==========
Weighted average common shares outstanding          15,254,717          9,540,933
                                                    ==========         ==========

                        PINNACLE RESOURCES, INC.
            Condensed Consolidated Statements of Cash Flows
                               (unaudited)

                                                                 Three Months Ended
                                                                   September 30,
                                                                --------------------
                                                                2002            2001
                                                                ----            ----
Cash flows from operating activities:
     Net income/loss                                        $ 843,016      $ (276,145)
                                                            ---------      ----------
  Adjustments to reconcile net loss to cash flows
  from operating activities:
   Common stock issued for services (Note 8)                   48,000       1,954,695
   Depreciation and amortization                                4,336          68,564
   Write-down of notes receivable                                   -           5,105
   Loss on asset impairement (Note 8)                               -         337,535
   Cash received from the sale of trading securities          297,155               -
   Changes in current assets and current liabilities:
     Gain deferred on sale of subsidiary                     (522,543)              -
     Increase in receivables                                  (82,905)         80,041
     Increase in accounts payable and accrued liabilities     459,573         469,417
                                                             --------        --------
        Net cash provided by (used in) operating activities   (96,590)       (130,996)
                                                             --------        --------
Cash flows from investing activities:
 Cash received for sale of marketable securities              616,025               -
 Purchase of equipment                                              -          (1,201)
 Net, advances made to joint venture partners                (348,810)              -
                                                             --------        --------
        Net cash provided by (used in) investing activities   267,215          (1,201)
                                                             --------        --------
Cash flows from financing activities:
 Proceeds from loans                                                -          62,000
 Principal payments on capital lease                                -            (447)
 Principal payments on line of credit                         (46,780)              -
                                                             --------         -------
        Net cash provided by (used in) financing activities   (46,780)         61,553
                                                             --------         -------
        Net change in cash                                    123,845         (70,644)

Cash:
 Beginning of period                                            4,834          78,269
                                                            ---------         -------
 End of period                                              $ 128,679         $ 7,625
                                                            =========         =======
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                                  $       -         $ 5,071
                                                            =========         =======
  Income taxes                                              $       -         $     -
                                                            =========         =======
Non-cash financing and investing activities:
 Common stock issued as repayment for debt                  $       -       $ 150,000
                                                            =========       =========
 Unrealized holding gain                                    $(850,230)     $3,483,620
                                                            =========      ==========

Note 1:  Basis of presentation
The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated
June 30, 2002, and should be read in conjunction with the notes thereto.

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

Note 2: Related Party transactions
The Company paid consulting fees to related parties totalling $9,416 and $-0- during the three months ended September 30, 2002 and 2001.

The Company paid legal fees on behalf of its president of $7,623 and $-0- during the three months ended September 30, 2002 and 2001. The payment was recorded as due from related party in the accompanying financial statements.

Note 3:  Line of credit
The Company has four lines of credit for a total of $100,000, of which, $100,000 was unused at September 30, 2002. Advances made on the lines of credit carry an interest rate of prime plus one percent and may be extended annually with the consent of the financial institution. The credit lines are personally guaranteed by the president of the Company.

Note 4:  Sale of marketable equity securities
The Company sold 1,226,500 shares of Anooraq
Resources, Ltd. common stock for gross proceeds of $616,025. The Company recorded a gain on the sale of Plateau Resources (Pty) Ltd. totalling $621,648 and a gain on the sale of marketable securities totalling $294,285 during the quarter ended
September 30, 2002. As a result, the Company has a deferred gain on the sale of Plateau of $2,350,697 and an unrealized holding gain on Anooraq stock of $1,244,125 at September 30, 2002.

Note 5:  Investment in joint venture partners
During the quarter ended September 30, 2002, the Company invested $200,000 in Diamonaire
Exploration (PTY) Ltd. and $149,000 in Titan
Processors (PTY) Ltd., both Republic of South
Africa companies. In addition, the Company advanced its consolidated subsidiary, Vanadium
Magnetite Exploration & Development Co. (S.A)
(Pty) Ltd. $5,000 for operating capital.

Note 6:  Income taxes
The Company records its income taxes in accordance with Statement of Financial Accounting Standard
No. 109, "Accounting for Income Taxes".  The
Company offset operating profits during the three months ended September 30, 2002 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

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

In July 2002 management reviewed its ongoing commitment to Society Alpha Plus to complete the funding of the Kanteya River Diamond Recovery
Project in Guinea West Africa. The company has been able to achieve only partial project financing and management was unwilling to contribute 100% of the cash investment required to bring the project to first level production. As a result the Kanteya River project has been put on hold pending the availability of higher risk capital and the company has instead elected to pursue, through the introduction by Society Alpha
Plus, an South African west coat ocean diamond recovery project that has proven diamond recoveries. The project is housed in a new South
African proprietorship, Diamonaire Pty Limited, and is jointly owned by the company and Ocean
Options.

The principal of Ocean Options is Mr. Chris Wilson
and he has several years direct experience in
operations of diamond recoveries in the hazardous
shores of west coast South Africa.  Mr. Wilson has
developed new technology, called Ocean Walker,
that addresses the main obstacles encountered and
endured by diamond gravel dredging from equipped
boats that work the shallows for diamoniferous
gravels.  Management was sufficiently impressed
with the equipment design and the shore
concessions subleased to Diamonaire by Transhex
Corporation which together with a processing
agreement utilizing the existing Tranhex diamond
separation plant.  The company made a US$300,000
financial commitment to Diamonaire in the form of
a two year loan repayable at LIBOR plus 2% and a
50% equity position in Diamonaire.  As of the end
of this first quarter $200,000 of the promised
funds had been advanced to Diamonaire and the
balance of the financing, $100,000, had been
arranged to be paid in.   Operations are estimated
to commence after construction of the first Ocean
Walker sometime in early 2003.

Capital Resources and Source of Liquidity.

For the three months ended September 30, 2002,
Pinnacle received cash from the sale of marketable
securities of $616,025 and made net advances to
joint venture partners of $348,810.   As a result,
Pinnacle had net cash provided by investing activities of $267,215 for the three months ended
September 30, 2002.

For the three months ended September 30, 2001, Pinnacle purchased equipment of $1,201 resulting in net cash used in investing activities of $1,201.

For the three months ended September 30, 2002, Pinnacle made principle payments on line of credit of $46,780 resulting in net cash used in financing activities of $46,780.

For the three months ended September 30, 2001, Pinnacle received proceeds from loans of $62,000 and made principle payments on capital lease of $447 resulting in net cash provided by financing activities of $61,553.

Results of Operations.   Pinnacle expects to earn
consulting fees, commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source. To date, Pinnacle has not yet commenced operations or received any revenues.

Pinnacle had a net income for the three months
ended September 30, 2002 of $843,016.   For the
three months ended September 30, 2002, Pinnacle had
gain on the sale of subsidiary of $621,648 and gain
on the sale of stock of $294,285.   Pinnacle
incurred prospecting costs of $325, general and administrative expenses of $61,080, and consulting expenses paid to related parties of $9,416.

Pinnacle had a net loss for the three months ended
September 30, 2001 of $(276,145).   Pinnacle
incurred prospecting costs of $21,158, general and administrative expenses of $82,551, and losses of subsidiary of $172,281.

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


Item 3. Controls and Procedures

Evaluation of Disclosure Controls and
Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange
Act of 1934 (the "Exchange Act") Rules 13a-
14(c)) within 90 days of the filing date of this quarterly report on Form 10QSB (the
"Evaluation Date").  Based on their
evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form
10QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes
(including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation
Date set forth above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.
Item 2. Changes in Securities and Use of Proceeds.
          not applicable.
Item 3. Defaults Upon Senior Securities.
          not applicable.
Item 4. Submission of Matters to a Vote of Security
          Holders.
          not applicable.
Item 5. Other Information. not applicable.
Item 6. Exhibits and Reports on Form 8-K.

(a)   Reports on Form 8-K.
(b)   Exhibits.
       Exhibit 99 - Certifications pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

                  SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934,the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 19, 2002

PINNACLE RESOURCES, INC

By: /s/ Glen R. Gamble
---------------------------
Glen R. Gamble, President and Director

               CERTIFICATIONS

I, Glen R. Gamble, certify that:

1.   I have reviewed this quarterly report on Form
10QSB of Pinnacle Resources, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)   presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

/s/Glen R. Gamble
--------------------------
Glen R. Gamble
Chief Executive Officer

               CERTIFICATIONS

I, Robert A. Hildebrand, certify that:

1.   I have reviewed this quarterly report on Form
10QSB of Pinnacle Resources, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)   presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

/s/Robert A. Hildebrand
--------------------------
Robert A. Hildebrand
Chief Financial Officer