Form 10QSB
period 2002-12-31
PINNACLE RESOURCES INC
filed 2003-02-25
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended December 31, 2002

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, December 31, 2002:
  Common Stock  -  17,135,050

       PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

               PINNACLE RESOURCES, INC.
             (A Development Stage Company)

            Index to Condensed Consolidated
                    Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed consolidated balance sheet,
   December 31, 2002 (unaudited)                                     3
Condensed consolidated statements of operations
   for the six and three months ended December 31,
   2002 and 2001                                                     4
Condensed consolidated statements of cash flows for the
   six and three months ended December 31, 2002 and 2001
     (unaudited)                                                     6
Notes to condensed consolidated financial statements (unaudited)     7

                       PINNACLE RESOURCES, INC.
                 Condensed Consolidated Balance Sheet
                          December 31, 2002
                             (unaudited)

                                Assets

Current assets:
 Cash                                                             $ 31,067
 Accounts receivable                                                 5,625
 Investment in trading securities, at fair value (Note 5)          200,000
 Inventory                                                          13,484
                                                                 ---------
      Total current assets                                         250,176
Property and equipment, net of accumulated
 Depreciation                                                      247,829
Other assets:
 Investment in Joint Venture (Note 5)                              302,340
 Due from related party (Note 2)                                 .  10,487
 Investment in available-for-sale securities, at fair value
       (Note 5)                                                  1,268,665
 Other                                                               7,158
                                                                 ---------
                                                                $2,086,655
                                                                ==========
Liabilities and Shareholders' Deficit

Current liabilities:
 Accounts and notes payable:
  Accounts payable                                               $ 54,704
  Note payable to bank                                             20,000
 Other current liabilities                                          9,691
 Deferred revenue (Note 5)                                        250,000
                                                               ----------
      Total current liabilities                                   334,395
Noncurrent liabilities:
 Deferred revenue (Note 5)                                      1,959,145
                                                               ----------
      Total liabilities                                         2,293,540
                                                               ----------
Shareholders' deficit:

 Preferred stock                                                        -
 Common stock                                                         174
 Additional paid-in capital                                     3,007,009
 Outstanding stock options                                         48,065
 Accumulated comprehensive income                               1,299,411
 Deficit accumulated during the development stage              (4,561,544)
                                                               ----------
      Total shareholders' deficit                                (206,885)
                                                               ----------
                                                               $2,086,655
                                                               ==========

See accompanying notes to consolidated financial statements

                         PINNACLE RESOURCES, INC.
               Condensed Consolidated Statements of Operations
                                (unaudited)

                                             Six Months Ended        Three Months Ended
                                               December 31,             December 31,
                                            ------------------       ------------------
                                            2002          2001       2002          2001
                                            ----          ----       ----          ----
Operating expenses:
 Prospecting costs                       $  6,209     $  39,917    $  5,884   $ 10,759
 General and administrative costs         229,359       178,900     168,279    104,349
 Stock based compensation costs             3,600             -           -          -
 Consulting expenses paid to related
     parties  (Note 2)                     25,188             -      15,772          -
 Losses of subsidiary                           -       172,281           -          -
                                         --------     ---------     -------   --------
                                          264,356       391,098     189,935    115,108
                                         --------     ---------     -------   --------
Income/loss before income taxes,
     nonoperating income and interest
        expense                          (264,356)     (391,098)   (189,935)  (115,108)

 Gain on sale of subsidiary (Note 4)      752,430             -     130,782          -
 Gain on sale of stock (Note 4)           301,646             -       9,457          -
 Other nonoperating income
   (expense), net                          25,059        (2,468)     25,059     (2,313)
 Interest (expense):
  Related party (Note 2)                     (243)            -        (243)         -

      Income/loss before
       income taxes                       814,536      (393,566)    (24,880)  (117,421)

 Income tax provision (Note 6)                  -             -           -          -
                                        ---------    ----------   ---------  ----------
      Net income/loss                   $ 814,536    $ (393,566)  $ (24,880) $(117,421)
                                        =========    ==========   =========  =========
Basic and diluted loss per share        $    0.05    $    (0.03)  $   (0.00) $   (0.01)
                                        =========    ==========   =========  =========
Weighted average common shares
   Outstanding                         17,278,764    13,785,050  17,343,050 13,785,050
                                       ==========    ==========  ========== ==========

See accompanying notes to consolidated financial statements

                          PINNACLE RESOURCES, INC.
              Condensed Consolidated Statements of Cash Flows
                                 (unaudited)

                                                             Six Months Ended
                                                                December 31,
                                                            -------------------
                                                            2002           2001
                                                            ----           ----
Cash flows from operating activities:
 Net income/loss                                         $ (24,880)  $ (276,145)
  Adjustments to reconcile net loss to cash flows
  from operating activities:
   Common stock issued for services (Note 8)                 48,000   1,954,695
   Depreciation and amortization                              4,336      68,564
   Write-down of notes receivable                                 -       5,105
   Loss on asset impairement (Note 8)                             -     337,535
   Cash received from the sale of trading securities        297,155           -
   Changes in current assets and current liabilities:
     Gain deferred on sale of subsidiary                   (522,543)          -
     Increase in receivables                                (82,905)     80,041
     Increase in accounts payable and
            accrued liabilities                             459,573     469,417
                                                        -----------  ----------
       Net cash (used in) operating activities           $ (312,725) $ (244,592)
                                                        -----------  ----------
Cash flows from investing activities:
 Cash received from sale of marketable securities           702,840           -
 Purchase of equipment                                     (108,882)      (1,201)
 Proceeds from the sale of joint venture partner             25,000       (1,201)
 Advances made to joint venture partners                   (300,000)           -
                                                        -----------   ----------
        Net cash provided by (used in) investing
           activities                                       318,958       (2,402)
                                                        -----------    ---------
Cash flows from financing activities:
 Advances from officer/shareholder                                -     250,000
 Proceeds from loans                                         20,000      76,440
 Principal payments on capital lease                              -        (914)
 Principal payments on line of credit                             -           -
                                                        -----------  ----------
        Net cash provided by financing activities            20,000     325,526
                                                        -----------  ----------
        Net change in cash                                   26,233      78,532
Cash:
 Beginning of period                                          4,834      78,269
                                                        -----------  ----------
 End of period                                             $ 31,067   $ 156,801
                                                        ===========  ==========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                                 $      -   $       -
                                                        ===========  ==========
  Income taxes                                             $      -   $       -
                                                        ===========  ==========
Non-cash financing and investing activities:
 Common stock issued as repayment for debt                 $       -  $       -
 Unrealized holding gain                                   $       -  $       -

See accompanying notes to consolidated financial statements

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

Note 2: Related Party transactions
The Company paid consulting fees to related parties totaling
$25,188 and $-0- during the six months ended December 31, 2002 and 2001.

The Company paid legal fees on behalf of its president of $7,623 and $-0- during the six months ended December 30, 2002 and 2001. The payment was recorded as due from related party in the accompanying financial statements.

Note 3:  Line of credit
The Company has four lines of credit for a total of $100,000, of which, $80,000 was unused at December 31, 2002. Advances made on the lines of credit carry an interest rate of prime plus one percent and may be extended annually with the consent of the financial institution. The credit lines are personally guaranteed by the president of the Company.

Note 4:  Sale of marketable equity securities
The Company sold 1,499,500 shares of Anooraq Resources, Ltd. common stock for gross proceeds of $702,840. The Company recorded a gain on the sale of Plateau Resources (Pty) Ltd. totalling $752,430 and a gain on the sale of marketable securities totalling $301,646 during the six months ended December 31, 2002. As a result, the Company has a deferred gain on the sale of Plateau of $2,350,697 and an unrealized holding gain on Anooraq stock of $1,244,125 at December 31, 2002.

Note 5:  Investment in joint venture partner
During the six months ended December 31, 2002, the Company invested $300,000 in Diamonaire Exploration (PTY) Ltd.

Note 6:  Shareholders' equity
During the six months ended December 31, 2002, the Company issued 90,000 shares of its common stock to professionals for services rendered.

During the six months ended December 31, 2002, the Company granted an officer an option to purchase 1,000,000 shares of common stock at $.05 per share. The quoted market price of the Company's common stock was $.03 per share at the grant date. Because the officer is considered an employee, no compensation expense was recorded.

During the six months ended December 31, 2002, the Company granted a consultant an option to purchase 20,000 shares of common stock at $.07 per share. The quoted market price of the Company's common stock was $.03 per share at the grant date. Because the consultant is a nonemployee, $900 ion compensation expense was recorded.

Note 7:  Income taxes
The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company offset operating profits during the six months ended December 31, 2002 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

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

In February 2002 Titan Intellectual then licensed the Becker technology and technique to Titan Processors (Pty) Ltd, a South African corporation with the expectation that Titan Processors would erect a processing facility for concentrates of tantalite in order to refine the tantalite ore into highly purified tantalum oxide. The processing
facility is almost complete.   The Phase I facility that would provide
the tantalite concentrates that Titan would refine into tantalite oxide is still under construction. Once Phase I is on line and the company
has orders, production will begin.   The Licensing Agreement was let to
Titan based upon a royalty of Five (5%) of the gross plus a Fifteen (15%) Percent participation in the net profits of Titan after payback of its loan for start-up capital of the refinery.

Also in February, Pinnacle Resources agreed to issue 100,000 shares of stock from its treasury to Dr. Becker for consulting to erect and oversee construction of the tantalite refinery; and then another 100,000 shares upon the completion of the refinery; and additional 100,000 share blocks of common stock based upon million dollar increments of profitability of Titan Processors (Pty) Ltd until Dr. Becker has realized a total of One Million shares. Pinnacle also agreed to exclusively retain Dr. Becker at a salary of US$4,000 per month the obligation of which will be paid by Titan Processors. Additionally, Pinnacle holds the sole option to acquire up to 85% of Titan Processors. Titan Processors refinery installation is being placed upon the milling and processing campus of Rappa Holdings, LLC utilizing Rappa's hazardous materials license and for this concession Rappa earned an option to acquire the remaining 15% of Titan Processors one year after the refinery starts cash flow.

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

The principal of Ocean Options is Mr. Chris Wilson and he has several years direct experience in operations of diamond recoveries in the hazardous shores of west coast South Africa. Mr. Wilson has developed new technology, called Ocean Walker, that addresses the main obstacles encountered and endured by diamond gravel dredging from equipped boats that work the shallows for diamoniferous gravels. Mr. Wilson is in the process of testing the Ocean Walker which should be in production
shortly.   Management was sufficiently impressed with the equipment
design and the shore concessions subleased to Diamonaire by Transhex Corporation which together with a processing agreement utilizing the existing Tranhex diamond separation plant. The company made a US$300,000 financial commitment to Diamonaire in the form of a two year loan repayable at LIBOR plus 2% and a 50% equity position in Diamonaire. As of the end of this first quarter $300,000 of the
promised funds had been advanced to Diamonaire.   Operations are
estimated to commence after construction of the first Ocean Walker sometime in early 2003.

Capital Resources and Source of Liquidity.

For the six months ended December 31, 2002, Pinnacle received cash from the sale of marketable securities (Anooraq stock) of $702,840 and
purchased equipment(the Titan refinery)of $108,882.   Additionally,
Pinnacle received proceeds from the sale of joint venture partner of $25,000, the first installment from the sale of the interest in the Gasification Joint Venture and made advances to joint venture partners
of $300,000.   As a result, Pinnacle had net cash provided by investing
activities of $318,958 for the six months ended December 31, 2002.

For the six months ended December 31, 2001, Pinnacle purchased equipment of $1,201 and received proceeds from the sale of joint venture partner of $1,201 resulting in net cash used in investing activities of $1,201.

For the six months ended December 31, 2002, Pinnacle received proceeds from loans of $20,000 resulting in net cash used in financing activities of $20,000.

For the six months ended December 31, 2001, Pinnacle received proceeds from loans of $76,440, received advances from officer/shareholder of $250,000 and made principle payments on capital lease of $914 resulting in net cash provided by financing activities of $325,526.

Results of Operations.   Pinnacle expects to earn consulting fees,
commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source. To date, Pinnacle has not yet commenced operations or received any revenues.

Pinnacle had a net income for the six months ended December 31, 2002 of
$814,536.   For the six months ended December 31, 2002, Pinnacle had
gain on the sale of subsidiary of $752,430 and gain on the sale of
stock of $301,646.   Pinnacle incurred prospecting costs of $6,209,
general and administrative expenses of $229,359, stock based compensation costs of $3,600 and consulting expenses paid to related parties of $25,188.

Pinnacle had a net loss for the six months ended December 31, 2001 of
$(393,566).   Pinnacle incurred prospecting costs of 39,917, general
and administrative expenses of $178,900, and losses of subsidiary of $172,281.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion.

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

Dated:  February 24, 2003

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

Date:  February 24, 2003

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

Date:  February 24, 2003

/s/Robert A. Hildebrand
--------------------------
Robert A. Hildebrand
Chief Financial Officer