Form 10QSB
period 2003-03-31
PINNACLE RESOURCES INC
filed 2003-05-20
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2003

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      000-22965


              Pinnacle Resources, Inc.
---------------------------------------------------
        (Exact name of registrant as specified
                   in its charter)

Wyoming                                       84-1414869
--------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization         Identification Number)


9600 E. Arapahoe Road, Suite 260,
  Englewood, Colorado                              80112
--------------------------------------------------------------
 (Address of principal executive offices         Zip Code)

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock,
March 31, 2003:
  Common Stock  -  17,135,050

       PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                           PINNACLE RESOURCES, INC.
                       (A Development Stage Company)
                                  Index to
                     Consolidated Financial Statements


                                                                  PAGE
                                                                  ----

Condensed Consolidated Balance Sheet
   at March 31, 2003 (unaudited)                                     3


Condensed Consolidated Statements of Operations for the
 nine and three months ended March 31, 2003 and 2002 (unaudited)     4


Condensed Consolidated Statements of Operations for the
 nine and three months ended March 31, 2003 and 2002 (unaudited)     5


Notes to Unaudited Consolidated Financial Statements                 6

                          PINNACLE RESOURCES, INC.
                    Condensed Consolidated Balance Sheet
                              March 31, 2003
                               (unaudited)

                                 Assets
Current assets:
  Cash                                                     $  221,372
  Accounts receivable                                           2,066
  Inventory                                                    16,865
                                                           ----------
      Total current assets                                    240,303

Property and equipment, net of accumulated depreciation       276,384
Other assets:
  Investment in Joint Venture (Note 5)                        302,340
  Due from related party (Note 2)                              10,487
  Investment in available-for-sale securities,
   at fair value (Note 5)                                   1,311,400
  Other                                                           897
                                                           ----------
                                                           $2,141,811

               Liabilities and Shareholders' Equity
Current liabilities:
  Accounts and notes payable:
    Accounts payable                                       $   47,661
  Other current liabilities                                   107,257
                                                           ----------
      Total current liabilities                               154,918

Noncurrent liabilities:
  Deferred gain on sale of subsidiary (Note 5)              1,625,887
                                                           ----------
     Total liabilities                                      1,780,805
                                                           ----------
Shareholders' equity:
  Preferred stock                                                   -
  Common stock                                                    173
  Additional paid-in capital                                3,004,310
  Outstanding stock options                                    47,165
  Accumulated comprehensive income                          1,203,423
  Deficit accumulated during the development stage         (3,894,065)
                                                           ----------
     Total shareholders' equity                               361,006
                                                           ----------
                                                           $2,141,811
                                                           ==========



See accompanying notes to consolidated financial statements

                          PINNACLE RESOURCES, INC.
                Condensed Consolidated Statements of Operations
                                (unaudited)

                                     Nine Months Ended         Three Months Ended
                                          March 31,                  March 31,
                                  -----------------------   -----------------------
                                     2003         2002           2003        2002
                                  ----------   ----------   ----------   ----------
Operating expenses:
  Prospecting costs               $   23,617   $   42,869   $   17,408   $    2,952
  General and administrative costs.  396,834      271,373      163,875       92,473
  Stock based compensation costs       3,600            -        3,600            -
  Consulting expenses paid to
   related parties (Note 2)           42,638            -       17,450            -
  Losses of subsidiary in year of sale     -      172,281            -            -
                                  ----------   ----------   ----------   ----------
                                     466,689      486,523      202,333       95,425
                                  ----------   ----------   ----------   ----------
Income/loss before income taxes,
 nonoperating income and
 interest expense                   (466,689)    (486,523)    (202,333)     (95,425)

  Gain on sale of common stock of
   subsidiary (Note 4)             1,349,098            -      596,668            -
  Other nonoperating income (expense),
   net                                22,487      (23,322)      (2,572)       5,808
  Interest (expense)                  (8,009)           -       (7,766)           -
  Interest (expense):
    Related party (Note 2)                 -      (36,489)           -      (31,237)
                                  ----------   ----------   ----------   ----------
      Income/loss before
       income taxes               $  896,886     (546,334)     383,996     (120,854)

  Income tax provision (Note 6)            -            -            -            -
                                  ----------   ----------   ----------   ----------
        Net income/loss           $  896,886   $ (546,334)  $  383,996   $ (120,854)
                                  ----------   ----------   ----------   ----------
Other comprehensive income:
  Unrealized gain on available-
   for-sale securities  (Note 4)     585,129            -      283,483            -
                                  ----------   ----------   ----------   ----------
      Comprehensive income/loss   $1,482,015   $ (546,334)  $  667,479  $  (120,854)
                                  ==========   ==========   ==========   ==========
Basic and diluted earnings (loss)
 per share                        $     0.05   $    (0.04)  $     0.02  $     (0.01)
                                  ==========   ==========   ==========   ==========
Weighted average common shares
 outstanding                      17,295,050   14,197,272   17,343,050   16,876,717
                                  ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements

                          PINNACLE RESOURCES, INC.
             Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                  Nine Months Ended
                                                       March 31,
                                               -----------------------
                                                  2003         2002
                                               ----------   ----------
Cash flows from operating activities:
     Net cash (used in) operating activities   $  293,044   $ (335,140)
                                               ----------   ----------

Cash flows from investing activities:
  Cash received from sale of marketable
   securities                                     447,948            -
  Purchase of equipment                          (299,454)      (1,201)
  Proceeds from the sale of joint venture
   partner                                         25,000            -
  Advances made to joint venture partners        (300,000)     (55,000)
                                               ----------   ----------
     Net cash provided by (used in)investing
      activities                                 (126,506)     (56,201)
                                               ----------   ----------

Cash flows from financing activities:
  Advances from officer/shareholder (Note 2)       50,000      250,000
  Proceeds from loans                              20,000       46,520
  Repayment of loans                              (20,000)           -
  Proceeds from sale of debenture, net                  -      156,000
  Principal payments on capital lease                   -       (1,236)

  Principal payment on line of credit                   -            -
                                               ----------   ----------
     Net cash provided by financing activities     50,000      451,284
                                               ----------   ----------

     Net change in cash                           216,538       59,943

Cash:
  Beginning of period                               4,834       78,269
                                               ----------   ----------
  End of period                                $  221,372   $  138,212
                                               ==========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                  $        -   $        -
                                              ==========   ==========
    Incometaxes                               $        -   $        -
                                              ==========   ==========



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

Note 2: Related Party transactions
The Company paid consulting fees to related parties totaling $61,138 and $-0- during the nine months ended March 31, 2003 and 2002.

The Company paid legal fees on behalf of its president of $7,623 and $- 0- during the nine months ended March 31, 2003 and 2002. The payment was recorded as due from related party in the accompanying financial statements.

Note 3:  Line of credit
The Company has four lines of credit for a total of $100,000, of which, $100,000 was unused at March 31, 2003. Advances made on the lines of credit carry an interest rate of prime plus one percent and may be extended annually with the consent of the financial institution. The credit lines are personally guaranteed by the president of the Company.

Note 4:  Sale of marketable equity securities
The Company sold 2,671,500 shares of Anooraq Resources, Ltd. common stock for gross proceeds of $1,063,972 during the nine months ended March 31, 2003. The Company recorded a gain on the sale of Plateau Resources (Pty) Ltd. totalling $1,349,098 which is included in the determination of net income and an unrealized gain on the Anooraq common stock totalling $585,129 during the nine months ended March 31, 2003 which is included in comprehensive income. Comprehensive income includes the unrealized gains and losses on the Anooraq common stock which is classified as available-for-sale and is included as a
component of shareholders' equity.    The Company has an unrealized
holding gain on Anooraq stock of $1,244,125 at March 31, 2003, representing the appreciation in the stock price since the date the Anooraq stock was acquired. As a result, the Company has a deferred gain on the sale of Plateau of $1,625,887, which it will recognize pro-rata, as it sells its remaining 3,278,500 shares of Anooraq stock in its portfolio at March 31, 2003.

Note 5:  Investment in joint venture partner
During the nine months ended March 31, 2003, the Company invested
$300,000 in Diamonaire Exploration (PTY) Ltd.

Note 6:  Shareholders' equity
During the nine months ended March 31, 2003, the Company issued 90,000 shares of its common stock to professionals for services rendered.

During the nine months ended March 31, 2003, the Company granted an officer an option to purchase 1,000,000 shares of common stock at $.05 per share. The quoted market price of the Company's common stock was $.03 per share at the grant date. Because the officer is considered an employee, no compensation expense was recorded.

During the nine months ended March 31, 2003, the Company granted a consultant an option to purchase 20,000 shares of common stock at $.07 per share. The quoted market price of the Company's common stock was $.03 per share at the grant date. Because the consultant is a nonemployee, $900 in compensation expense was recorded.

Note 7:  Income taxes
The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company offset operating profits during the nine months ended March 31, 2003 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 8:  Funding agreement
On March 11, 2003, the Company entered into an agreement with Ravalon Finance Ltd. to fund the Company's expansion. The agreement, approved by the Board of Directors, provides for the Company to issue a $2 million bond at 4 percent with net proceeds to the Company of $1,350,000 after subtracting debt issue costs of $650,000. The debt will be secured by 2,000 shares of the Company's shareholding in Vanadium and Magnetite Exploration and Development (Pty) Ltd.and will be convertible into the Company's common stock at the rate depending on the market value of Pinnacle's shares, but at no less than $.50 per share.

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

The principal of Ocean Options is Mr. Chris Wilson and he has several years direct experience in operations of diamond recoveries in the hazardous shores of west coast South Africa. Mr. Wilson has developed new technology, called Ocean Walker, that addresses the main obstacles encountered and endured by diamond gravel dredging from equipped boats that work the shallows for diamoniferous gravels. Mr. Wilson is in the process of testing the Ocean Walker which should be in production
shortly.   Management was sufficiently impressed with the equipment
design and the shore concessions subleased to Diamonaire by Transhex Corporation which together with a processing agreement utilizing the existing Tranhex diamond separation plant. The company made a US$300,000 financial commitment to Diamonaire in the form of a two year loan repayable at LIBOR plus 2% and a 50% equity position in Diamonaire. As of the end of this first quarter $300,000 of the
promised funds had been advanced to Diamonaire.   Operations are
estimated to commence after construction of the first Ocean Walker sometime in 2003.

Capital Resources and Source of Liquidity.

For the nine months ended March 31, 2003, Pinnacle received cash from the sale of marketable securities (Anooraq stock) of $447,948 and
purchased equipment(the Titan refinery)of $299,454.   Additionally,
Pinnacle received proceeds from the sale of joint venture partner of $25,000, the first installment from the sale of the interest in the Gasification Joint Venture and made advances to joint venture partners
of $300,000.   As a result, Pinnacle had net cash used in investing
activities of $126,506 for the nine months ended March 31, 2003.

For the nine months ended March 31, 2003, Pinnacle purchased equipment of $1,201 and received proceeds from the sale of joint venture partner of $55,000 resulting in net cash used in investing activities of $56,201.

For the nine months ended March 31, 2002, Pinnacle received advances from an officer/shareholder of $50,000, proceeds from loans of $20,000 and repaid $20,000 of loans resulting in net cash provided by financing activities of $50,000.

For the nine months ended March 31, 2002, Pinnacle received advances from an officer/shareholder of $250,000, proceeds from loans of $46,520, proceeds from the sale of a debenture of $156,000 and made principle payments on capital lease of $1,236 resulting in net cash provided by financing activities of $451,284.

Results of Operations.   Pinnacle expects to earn consulting fees,
commissions, brokerage points and equity participation for having acted as an arranger and go-between from having effectuated a financing package on behalf of a client and a funding source. To date, Pinnacle has not yet commenced operations or received any revenues.

Pinnacle had a net income for the nine months ended March 31, 2003 of
$896,886.   For the nine months ended March 31, 2003, Pinnacle had gain
on the sale of common stock of subsidiary of $1,349,098.   Pinnacle
incurred prospecting costs of $23,617, general and administrative expenses of $396,834, stock based compensation costs of $3,600 and consulting expenses paid to related parties of $42,638.

Pinnacle had a net loss for the nine months ended March 31, 2002 of
$(546,334).   Pinnacle incurred prospecting costs of $42,869, general
and administrative expenses of $271,373, and losses of subsidiary of $172,281.

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

Dated:  May 20, 2003

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

Date:  May 20, 2003

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

Date:  May 20, 2003

/s/Robert A. Hildebrand
--------------------------
Robert A. Hildebrand
Chief Financial Officer