Form 10KSB
period 2003-06-30
PINNACLE RESOURCES INC
filed 2003-09-30
CIK 1043825

FORM 10-KSB
      SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C.  20549
 [X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended:
                   6/30/03
                      OR
 [ ] 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from     to

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

Pinnacle's revenues for its most recent fiscal year were $0.00, but Pinnacle had gains on the sale of an asset totaling $3,224,219 as of June 30, 2003. The market value of Pinnacle's voting $.00001 par value common stock held by non-affiliates of Pinnacle was approximately $330,000.

The number of shares outstanding of Company's only class of common stock, as of June 30, 2003 was 17,388,383 shares of its $.00001 par value common stock.

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

 No documents are incorporated into the text by reference.

Transitional  Small  Business  Disclosure  Format  (check  one)
 Yes                No     x
     --------          --------

                     PART I

ITEM  1.    BUSINESS  General

A.   Business Development.   Pinnacle Resources, Inc. was incorporated
pursuant to the laws of the State of Wyoming on January 6, 1995 under
the name of Claremont House, Corp.   On June 26, 1997, the Articles of
Incorporation were amended to change the name to Pinnacle Resources, Inc. and to authorize 2,000,000 Preferred Shares with a par value of $.01 per Preferred Share.

Pinnacle has had limited operations since its inception in 1995 due to its lack of working capital. In June 1997, Pinnacle issued 4,000,000 (post split) Common Shares for cash at $.025 per Common Share for an aggregate of $100,000 to thirteen individuals who were then non-affiliates. Victory Minerals Corp., a holding company controlled by Glen Gamble, purchased 2,000,000 of those Common Shares. Claremont House, Corp. was acquired, and its name changed to Pinnacle Resources, Inc., in order to more clearly identify its new mandated business purpose, which is to evaluate, structure, and complete mergers with, or acquisition of, other unrelated privately-owned corporations. In the course of its activities, Pinnacle plans to arrange (or provide) funding for companies that it evaluates and will try to structure merger or acquisition opportunities so that conditions are advantageous
to Pinnacle.   Currently, Pinnacle in mining ocean diamonds, refining
tantalum, and developing its vanadium/titanium property. All these activities are located in South Africa.

Company History/Operating Strategy

In 1995 the Company's principals, Glen Gamble and Robert Hildebrand, two experienced mining industry experts, saw an opportunity for a quick-footed aggressive company that could benefit from the changing political and economic climate in South Africa. The post apartheid government forced a restructuring of South Africa's world-renowned mining industry by decreeing that major monopolistic mining companies had to divest themselves of some of their mineral holdings.

In anticipation of being able to acquire promising mineral prospects and the need for financing of acquisitions, the company's principals filed a Form 10 Registration with the U.S. Securities Exchange Commission to take Pinnacle public. That approval and subsequent listing as a Bulletin Board stock was obtained in July 1996.

A South African business group that had formed Plateau Resources Pty Ltd presented the first attractive mineral prospect to Pinnacle. Pinnacle's management evaluated the opportunity and acquired Plateau for 2,000,000 million shares of Pinnacle common stock and made a capital infusion commitment to Plateau of US$300,000. Then, in October 1996 Pinnacle caused its subsidiary, Plateau Resources, to file an application for Prospecting Rights with the Lebowa Mineral Trust, and by March 1997 Pinnacle had been awarded four claims on the world famous Platreef which hosts a platinum bearing reef. In the following two years the company's exploration and drilling program resulted in the discovery of platinum group mineralization.

Pinnacle has pursued a strategy of identifying and acquiring mineral interests in an environment of emerging opportunities. This approach of building its asset portfolio was successful because the results were the platinum properties as well as five contiguous claims, 17 kilometers in length, on what has been reported to be the largest undeveloped vanadium/titanium ore body in the world. These properties are held by a new subsidiary, Vanadium and Magnetite Exploration and Development Pty Ltd. (Vanmag) and the company has been awarded a 32 year Mineral Lease over these properties and recently the company completed a two year effort to secure sufficient water for the operation of a 40,000 ton per month processing plant on the property. Currently, the Company is pursuing a Mining Authorization which, when granted, will allow the Company to go forward with plans to produce the property.

In February of 2003, Pinnacle accepted Corridor Mining of South Africa as a Black Empowerment 1/3 equity partner in order to help gain a Mining Authorization and to further comply with the new South African government legislation which called for black ownership participation on State owned minerals.

Having achieved success in its initial effort on the platinum property the company was able to attract an industry partner to further develop the platinum prospect without further demand on Pinnacle's financial resources. The company accepted a joint-venture arrangement and drilling expenditure commitment from Hunter Dickinson Inc of Vancouver, Canada wherein the company realized cash and stock in a Canadian public company, Anooraq Resources, Inc. After eighteen months HDI offered to take over Plateau Resources completely and the company received further stock considerations in Anooraq and a cash consideration of US$500,000. This money and the placement of Anooraq stock has enabled Pinnacle to fund its administrative overhead as well as to finance it present ventures.

The next opportunity of high interest was certain proprietary and patented know-how and technology that would separate vanadium and titanium from magnetite ore. This capability is also applicable for the separation and processing of tantalite ore. Consequently, the Company acquired the technology via a merger with Titan Intellectual and then licensed the technology to a new South African company, Titan Processors (Pty) Ltd, and agreed to finance Titan's start up with a financial loan commitment of up to $500,000. As of this date, Titan has commenced its first processing runs and expects to start showing sale receipts with the next few months.

Simultaneously, with the commitment to Titan, Pinnacle reviewed, and then agreed to fund, a new, patented ocean diamond recovery platform called "Aqua Walker". This invention was housed in Diamonaire Pty Ltd and the Company has loaned US$320,000 to Diamonaire to date. The Aqua Walker made its maiden walk at Seal Beach on the west coast of South Africa on April 10, 2003 and is expected to start commercial operations once the operating manual and crew training has been completed, probably toward the end of 2004.

The Market Opportunity

The Company has (1) obtained mineral rights and is in the process of obtaining regulatory approval to begin mining and production of vanadium and titanium in the Northern Province of South Africa, (2) sold its platinum rights in South Africa prior to beginning a massive drilling and exploration effort; (3) agreed to fund a diamond recovery joint venture in the ocean off South Africa's west coast; and (4) funded the construction of a tantalum refinery in Johannesburg, South Africa.

Vanadium/Titanium Project

In June 2000 Pinnacle concluded negotiations to acquire 100% ownership of Vanadium and Magnetite Exploration and Development (Pty) Ltd. (Vanmag) a South African corporation holding an exclusive 30-year mineral lease on five contiguous farms near Potgietersrus, South Africa.

The farms cover 17,188 acres within the Bushveld Complex, a region that accounts for 50 percent of the world's vanadium supply. They host a 6-meter thick main bed of magnetite, approximately 17 kilometers in strike length, which is believed to be the largest undeveloped resource of Vanadium in the world. Indicated resource of the main magnetite layer to a depth of only 80 meters is estimated to be 100 million tonnes of magnetite containing 1.67 million tonnes of vanadium pentoxide. Assays from diamond core drilling show that the "run-of-mine ore" contains an average of 1.24% vanadium pentoxide and 11.88% titanium dioxide. The outcropping and shallow magnetite beds offer the potential of low cost open pit mining.

Ross Glanville & Associates of Vancouver, Canada used the results of investigations undertaken by The Department of Mining Engineering and University of Witwatersrand for an economic valuation of the Vanadium properties. They concluded that over a 20-year project life, at an Annual Production Rate of 4,120 (four thousand one hundred and twenty) tonnes of ferrovanadium (FeV) and a price of $15 /kg FeV, the operation showed a net present value (NPV) of $73.6 million USD (Seventy Three Million Six Hundred Thousand US Dollars).

Management is of the opinion that the vanadium and titanium property represents an excellent business opportunity, for the shareholders of Pinnacle. As of June 30, 2002, Pinnacle had succeeded in obtaining water rights on the farms sufficient to accommodate a 40,000 tonne per
month processing plant.   Additionally Vanmag applied for a Mining
Authorization, which is presently pending. In early 2003, Pinnacle concluded a sale of 1/3 of its Vanmag shares to Corridor Mining Ltd a Black Empowerment Group thus complying with South Africa's new mandate for black partners on State owned minerals.

Platinum

In 1995 the Company acquired Plateau Resources Pty Ltd, a South African corporation, which had been awarded Prospecting Rights on four farms, which had platinum mineralization. The Company funded an exploratory drilling program and was able to demonstrate that there was sufficient platinum mineralization to initiate a thorough drilling and development program. The Company sold 50% of Plateau to Anooraq Resources Inc of Vancouver Canada for cash and stock, and then two years later completed a tax-free exchange for seven million shares of Anooraq stock.
Pinnacle sold parcels of the Anooraq stock over the last 18 months to cover overhead and fund the start-up of the tantalum refinery and the Aqua-Walker and then the Company recently concluded a sale of the balance of it Anooraq stock for US$800,00.

Diamond Recovery Project

In March 2002 Pinnacle entered in to a 50/50 joint venture with Ocean Options Pty Ltd of South Africa to form Diamonaire Pty Ltd, which was formed to hold the patents and designs for the "Aqua Walker", a walking platform that walks into the ocean and performs the recovery of diamondiferous gravels from the ocean floor. This technology enables the company to mine certain offshore deposits that were previously inaccessible by conventional methods, i.e. boat and diver operations or beach operations. Diamonaire built the first "Aqua-Walker" platform that has begun producing diamondiferous gravels off the southwest coast of South Africa.

Tantalum Refinery

In February 2002, the Company acquired certain intellectual property from a South African inventor for cash and common stock equivalents. The intellectual property consists of a method to refine tantalum, vanadium, and titanium ores. Tantalum is a precious metal used in electronics and space industry.

The Company licensed the intellectual property to Titan Processors
(Pty) Limited (Titan), a newly formed South African company, owned by a South African mining group in exchange for a royalty of $1.00 per pound of tantalum oxide produced and sold under the license and a percentage of Titan's net profits. In addition, the Company agreed to fund the start up of a refinery and employ the inventor. A South African mining group agreed to provide the equipment and mining license to build a tantalite refinery utilizing the licensed technology in South Africa. The licensing agreement expires in ten years.

The Company funded the construction of the tantalum refinery which is processing tantalite mined throughout southern Africa and will begin producing high purity tantalum pentoxide and niobium oxide for the electronics industry before the end of October 2003.

Employees

Pinnacle presently has three employees. Mr. Gamble, the President draws a $5,000 per month; Mr. Hildebrand, Vice President of Finance draws $4,000 per month and Anne Guarnera, Administrative Assistant manages the office and draws $3,000 per month.

Subsidiaries

Vanadium and Magnetite Exploration and Development (Pty) Ltd. (Vanmag), a South African Corporation is owned 66.7% by Pinnacle; Diamonaire Pty Ltd is owned 50% by the Company and Ocean Options Pty Ltd; and Titan Intellectual Limited, a Nevada Corporation is wholly owned by Pinnacle.

Other Information

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

Competition
Pinnacle is, and will remain for the foreseeable future, an insignificant participant among those firms that are also engaged in
the business of Pinnacle.   There are many established entities and
financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. Management will rely upon their own ability to generate potential lending candidates, either through their own personal industries in which management has had prior experience. In view of Pinnacle's extremely limited resources, it should be expected that Pinnacle will continue to be at a significant competitive disadvantage compared to Pinnacle's competitors.

Federal and/or State Regulation

Pinnacle is not subject to any federal or state regulations regarding its services.

Business Development Company

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

Seasonal Nature of Business Activities

Pinnacle's business activities are not seasonal.


ITEM 2.  PROPERTIES.

In January 2000, Pinnacle moved its offices to 9600 E. Arapahoe Road, Suite 260, Englewood, Colorado 80112. Pinnacle pays $2,600 rent per month for its current office space and subleases two offices for $3,000 per month including copier, fax, telephone and secretarial. Pinnacle's offices consist of approximately 1,500 square feet of executive office
space and secretarial area.   Management believes that this space will
meet Pinnacle's needs for the foreseeable future.

Through its subsidiary, Vanmag, Pinnacle holds an exclusive 32-year Mineral Lease on five contiguous farms near Potgietersrus, South
Africa.

Through Diamonaire Pty Ltd the Company holds Mining Contract Rights on four Offshore Diamond Concessions.

ITEM 3.    LEGAL PROCEEDINGS.

Pinnacle entered into an agreement with Petty International Development Corporation to help create a European retail market for Pinnacle's stock and to arrange for the closing and completion of a private placement offering; and to secure a variety of mining ventures in South America.

Toward this end Pinnacle had issued 3,000,000 shares of its common stock but by December 1, 2001 PIDC had not performed and indeed had damaged the retail market for Pinnacle stock. In lieu of litigation at the time, PIDC, and Pinnacle voluntarily agreed to rescind the agreement calling for the return of the 3,000,000 shares that PNRR had issued. When PIDC subsequently refused to return the shares, Pinnacle had no alternative but to file legal action to stop PIDC from further breaching its agreement. A jury trial in July 2003 in the Houston District Court resulted in a verdict favorable to Pinnacle as the jury awarded the Company court costs of $50,000 plus $810,000 in damages as well as the return of the shares. The attorney must file with the courts to obtain a judgment and has an appointment date of September 29, 2003 to perfect or amend the jury award. Largely, the outcome is in the hands of the presiding judge.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended June 30, 2003, no matters were submitted to a vote of Pinnacle's security holders, through the solicitation of proxies.

                    PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.   Pinnacle's common shares are listed in the over-
the-counter market.   As of June 30, 2003, there is only a limited
market for Pinnacle's common shares.

The following table sets forth the range of high and low bid quotations for Pinnacle's common stock for each quarter of the last two fiscal
The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter  Ended       High Bid            Low Bid
3/31/01                 2.69               1.16
6/30/01                 1.31                .94
9/30/01                 1.48               1.02
12/31/01                1.02                .52
3/31/02                  .25                .09
6/30/02                  .18                .05
9/30/02                  .12                .04
12/31/02                 .07                .03
3/31/03                  .05                .03
6/30/03                  .05                .03

The approximate number of holders of record of Pinnacle's $.00001 par value common stock, as of June 30, 2003 and September 30, 2003 was 391.

Dividends.   Holders of Pinnacle's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on Pinnacle's common stock have ever been paid, and Pinnacle does not anticipate that dividends will be paid on its common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General Information Concerning the Company

Since inception, we have acquired interests in four South African entities:

-   Plateau Resources (Pty) (Ltd), (Plateau);
   -   Vanadium and Magnetite Exploration and Development (Pty) (Ltd),
(VanMag);
-   Titan Processors (Pty) (Ltd), (Titan); and
-   Diamonaire Pty Ltd, a Joint Venture.

In fiscal 2002, we sold our interest in Plateau to Anooraq Resources
(Pty) (Ltd), a South African company for 7 million shares of Anooraq
common stock.   Anooraq is exploring the property.

Basis of presentation of the financial statements

Our consolidated financial statements include the financial statements of Vanmag because we own a controlling interest in their common stock. Our consolidated financial statements also include the financial statements of Titan Processors even though we own no Titan voting stock. We exercise control over Titan through a majority of the seats on Titan's Board of Directors and through the impact of certain commercial arrangements that give us control over their operations. In our view, the consolidated financial statements would be incomplete without Titan. Our consolidated financial statements do not include the financial statements of Diamonaire because we share control of Diamonaire with our joint venture partner. Instead, we account for our interest in Diamonaire on an equity basis. Each accounting period, we adjust our investment in Diamonaire to equal our 50 percent interest in Diamonaire's net equity and we include our share of their loss in our operations. When we initially invested in Diamonaire, they were just starting up and had no assets; therefore we recorded goodwill for the excess of our investment over Diamonaire's net equity. We review our joint venture investment periodically for impairment.

In last fiscal year's financials, we identified ourselves as a development stage enterprise because our planned principal operations had not commenced. We were devoting our time to exploring for natural resources, raising capital and acquiring operating assets. This fiscal year, we have generated substantial revenues from the sale of Plateau and have commenced operations. Accordingly, we are no longer considered a development stage enterprise.

Results of operations

We reported a net profit of $2,518,579 ($.14 per share) for the year ended June 30, 2003, as compared to a net loss of $43,281 ($-0- per share) for the year earlier period. Our net profit resulted from the sale of a subsidiary, Plateau Resources. When we sold Plateau last year, we deferred our gain of approximately $3.7 million on the sale because we received as consideration 7 million shares of stock in
Anooraq and no cash.   Our accounting policy is to recognize a portion
of the deferred gain when we sell the Anooraq stock for cash consideration. We also recognized a gain on the stock itself, as we originally calculated our gain based on an Anooraq stock price of approximately $.18 per share. However, sales of Anooraq stock have averaged approximately $.33 per share. Through June 30, 2003, we have sold 4,457,000 shares of Anooraq stock. We had 2,543,000 shares of Anooraq common stock remaining at June 30, 2003. We sold those shares in August 2003 for $.33 per share.

General and administrative expenses increased approximately 130 percent, from $239,477 for the year ended June 30, 2002, to $551,929 for the year ended June 30, 2003 primarily due to the readying for start-up of Titan commercial operations.

Consulting expenses paid to related parties increased approximately 77 percent, from $59,000 for the year ended June 30, 2002, to $104,435 for the year ended June 30, 2003 primarily due to the increased activity of both Titan and Diamonaire.

Interest expense related party decreased 100 percent, from $32,500 for the year ended June 30, 2002, to $-0- for the year ended June 30, 2003 as the underlying related party loan was repaid.

Inflation has not affected our operation.

However, the impact of a weakening US dollar has impacted our operations. In 2001, we could purchase 13 South African Rand for $1.00. As of June 30, 2003, the exchange rate was 8.5 Rand to $1.00, seriously eroding our ability to finance South African operations. Unrealized losses from foreign currency translations are included in income.

Liquidity

In fiscal 2003, our ability to generate adequate amounts of cash to meet our needs came from the sale of Anooraq common stock. Our subsidiary (Van Mag), affiliate (Titan) and joint venture (Diamonaire) used liquidity in the fiscal year. Sales of Anooraq common stock
provided us with $1,533,872 in cash in fiscal 2003.   Our cash position
increased from $4,835 at June 30, 2002 to $215,919 at June 30, 2003 as a result.

Vanmag
Pinnacle provided Vanmag with approximately $16,000 in financing during the fiscal year. Vanmag also sold a one third interest in its common stock during the fiscal year which provided approximately $35,000 in liquidity. This subsidiary is not expected to generate cash flow until such time as we sell it or we commence mining operations. We are currently applying for a mining authorization from the South African government. We expect the authorization to be granted in fiscal year 2004. Subsequent to authorization, we will commence mining operations. Profits from a sale or from mining operations would be shared (1/3rd) with our minority interest holder.

Titan Processors
Pinnacle provided Titan with approximately $245,212 in financing during the fiscal year which was used to complete construction of a $250,000 tantalum refinery in Johannesburg, South Africa. Titan is expected to begin refining tantalum and niobium early in fiscal 2004. Pinnacle's financing must be repaid prior to the payment of dividends to shareholders.

Diamonaire Joint Venture
We loaned Diamonaire approximately $339,607 in during the fiscal year which paid for the construction of diamond recovery equipment that will
be used to recover diamonds along the coastline of Africa.   Diamonaire
began diamond recovery operations in August 2004. Our venture partner has agreed that our loan would be repaid prior to any cash distributions to the venture partners. We own 50 percent of Diamonaire. Diamonaire in turn owns 80 percent of the operating company, Ocean Exploration, also a South African company.

Financial condition

Investments

Our trading and available-for-sale securities are comprised exclusively of Anooraq stock. The fair value of our Anooraq investment decreased from $2,975,000 (5,950,000 shares) to $819,148 (2,543,000 shares)
during the year ended June 30, 2003 due to the sale of 3,407,000 shares of Anooraq stock and to fluctuation in the market price of the stock. At June 30, 2003, the carrying value of the Anooraq stock is equal to the amount we sold it for shortly after fiscal year-end.

Property and Equipment
Property and equipment increased from $5,552 at June 30, 2002 to $246,203 at June 30, 2003. Provisions for depreciation in fiscal 2003 and 2002 were $42,623 and $4,336, respectively. Net property additions were $93,369 in fiscal 2003. We completed construction of the aforementioned tantalum refinery in fiscal 2003.

Deferred revenue

Deferred revenue decreased from $3,258,281 at June 30, 2002 to $1,265,549 at June 30, 2003. We recognized the difference in fiscal 2003. Our remaining deferred gain will be recognized in fiscal 2004, as we sold the remaining shares of Anooraq stock in August 2003.

Net deficit of affiliate

This refers to the net deficit in equity of our affiliate, Titan
Processors.

Our strategy in the near future is to focus on developing a substantial share of the world tantalum market and recovering diamonds using our new equipment. We will continue to study the feasibility of mining magnetite and recovering the contained vanadium and titanium. Through our association with Dr. Jan Becker, we possess a proprietary technology to separate and recover these co-products from the iron ore.

We believe that our future success will depend on our ability to develop our current businesses and to invest wisely in new businesses.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   PINNACLE RESOURCES, INC.

                                                                 Page

Independent auditors' report                                     F-2

Consolidated balance sheet
  at June 30, 2003                                               F-3

Consolidated statements of operations for the years ended
   June 30, 2003 and 2002                                        F-4

Consolidated statements of changes in shareholders' equity
  for the period from July 1, 2002 through June 30, 2003         F-5

Consolidated statements of cash flows, for the years ended
  June 30, 2003 and 2002                                         F-6

Notes to consolidated financial statements                       F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Pinnacle Resources, Inc.

We have audited the accompanying consolidated balance sheet of Pinnacle Resources, Inc. and subsidiaries as of June 30, 2003 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Resources, Inc. and subsidiaries as of June 30, 2003 and the results of their operations and their cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

Cordovano and Harvey, P.C.
Denver, Colorado
August 15, 2003

                PINNACLE RESOURCES, INC.
               Consolidated Balance Sheet
                        June 30, 2003
                          Assets

Current assets:
 Cash                                                          $215,919
 Investment in trading securities, at fair value (Note 3)       819,148
 Accounts receivable                                             10,881
 Inventory, at cost                                              21,168
                                                              ---------
      Total current assets                                    1,067,116
Property and equipment, net of accumulated
 depreciation (Note 4)                                          246,203
Other assets:
 Investment in Joint Venture(Note 6)                            156,378
 Goodwill (Note 6)                                              177,150
 Due from related party(Note 2)                                  10,487
                                                            -----------
                                                            $ 1,657,334
                                                            ===========
            Liabilities and Shareholders' Deficit

Current liabilities:
 Accounts payable and accrued liabilities                    $   13,856
 Other current liabilities                                      128,303
 Due to related party (Note 2)                                   12,000
 Deferred revenue (Note 3)                                    1,265,549
                                                            -----------
      Total current liabilities                               1,419,708

Minority interest in net deficit of
   consolidated subsidiary                                      (21,090)
                                                            -----------

Shareholders' deficit (Note 6 & 7):
 Net deficit of affiliate                                       (34,842)
 Preferred stock , $.01 par value;  authorized 2,000,000 shares,
  issued and outstanding -0- shares                                   -
 Common stock , $.00001 par value;  authorized 500,000,000
   shares, issued and outstanding 17,543,050 shares                 175
 Additional paid-in capital                                   3,060,173
 Accumulated comprehensive income(loss)                          (4,833)
 Accumulated deficit                                         (2,761,957)
                                                            -----------
      Total shareholders' equity                                258,716
                                                            -----------
                                                            $ 1,657,334
                                                            ===========

See accompanying notes to consolidated
   financial statements
                             F-3

                         PINNACLE RESOURCES, INC.
                   Consolidated Statements of Operations

                                        Years Ended June 30,
                                        --------------------
                                        2003            2002
                                        ----            ----
Operating expenses:
 Prospecting costs                      $ 13,399     $ 22,934
 General and administrative costs        551,929      411,757
 Consulting expenses paid to
    related parties (Note 2)             104,435       59,000
 Equity in losses of joint venture        42,922            -
 Stock-based compensation:
  Professional services                    2,700       48,000
                                       ---------    ---------
       Total operating expenses          715,385      541,692
                                       ---------    ---------
Income/loss before income taxes,
  nonoperating income, interest expense
  and minority interest                 (715,385)    (541,692)
Non-operating income:
 Gain on sale of subsidiary (Note 3)   1,722,031      522,543
 Gain on sale of securities,
   net (Note 3)                        1,502,188            -
 Other nonoperating income
   (expense), net                              -       13,525
 Interest income(expense), net:
  Related party (Note 2)                  24,445      (32,500)
  Other                                   (8,009)      (5,158)
                                       ---------    ---------
     Income/loss before
       income taxes and
         minority interest             2,525,269      (43,281)

 Income tax provision (Note 8)                 -            -
                                       ---------    ---------
     Income/loss before
       Minority interest               2,525,269    $ (43,281)

Minority interest in net loss
   of consolidated subsidiary(Note 6)     (6,690)           -
                                      ==========    =========
      Net income/loss                 $2,518,579    $ (43,281)

Basic and diluted loss per share      $     0.14    $   (0.00)
                                      ==========    =========
Weighted average common shares
   Outstanding                        17,388,383   15,254,717
                                      ==========   ==========

See accompanying notes to consolidated financial statements
                                 F-4

            PINNACLE RESOURCES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN
             SHAREHOLDERS' EQUITY

                                                                  Common Stock
                                                     Titan       ------------
                                                  Processors      Shares     Amount
                                                  ----------      -------   --------
     BALANCE, July 1, 2001                             -         11,950,050  $     120

July 2001, shares of common stock placed
  in escrow (Note 7)                                   -          1,835,000         18
January 2002, shares of common stock placed
  in escrow Note 7)                                    -          3,000,000         30
February 2002, exercise of options at $.01
 (Note 7)                                              -            100,000          1
March 2002, conversion of debenture (Note 7)           -                  -          -
March 2002, issuance of common stock in
  payment of interest at $.13 per share (Note 2)       -            250,000          2
April 2002, issuance of common stock in
  exchange for property at $.07 per share
   (Note 2)                                             -            18,000          1
June 2002, conversion of debenture (Note 8)             -           100,000          1
Comprehensive income
  Net loss for the year ended June 30, 2002             -                 -          -
  Net unrealized holding gain                           -                 -          -
  Cumulative translation adjustment                     -                 -          -
Comprehensive loss                                      -                 -          -
                                                ---------        ----------  ---------
       Balance, June 30, 2002                           -        17,253,050   $    173

Issuance of common stock in
   exchange for joint venture at $.03 per
   share (Note 7)                                       -           200,000          1
Issuance of common stock in
   exchange for services at $.03 per share
   (Note 7)                                             -            90,000          1
Expiration of common stock options                      -                 -          -
Net deficit of affiliate                          (34,842)                -          -
Comprehensive income:
   Net income for the year ended June 30, 2003          -                 -          -
   Net unrealized holding gain                          -                 -          -
   Cumulative translation adjustment                    -                 -          -
Comprehensive loss                                      -                 -          -
                                                ---------        ----------   --------
        Balance, June 30, 2003                  $ (34,842)       17,543,050   $    175
                                                =========        ==========   ========

              PINNACLE RESOURCES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN
             SHAREHOLDERS' EQUITY
                   continued

                                                                             Other
                                                                         Comprehensive
                                                                            Income
                                                                         -----------
                                       Outstanding  Additional              Foreign
                                         Stock      Paid-in  Accumulated    Currency
                                        Options    Capital     Deficit    Translation
                                        -------    -------     ---------- -----------
BALANCE, July 1, 2001               $ 47,165   $2,764,603  $(5,237,255)  $ 287,068

July 2001, shares of common stock
  placed in escrow (Note 7)                -           (18)           -           -
January 2002, shares of common stock
  placed in escrow Note 7)                 -           (30)           -           -
February 2002, exercise of options
  at $.01 (Note 7)                         -        24,999            -           -
March 2002, conversion of debenture
  (Note 7)                                 -       156,000            -           -
  Payment of interest at $.13 per
   share (Note 2)                          -        32,498            -           -
April 2002, issuance of common stock in
  exchange for property at $.07 per share
   (Note 2)                                -         1,259            -           -
June 2002, conversion of debenture
   (Note 8)                                -        24,999            -           -
Comprehensive income
  Net loss for the year ended
    June 30, 2002                          -             -      (43,281)          -
  Net unrealized holding gain              -             -            -           -
  Cumulative translation adjustment        -             -            -    (280,160)
Comprehensive loss                         -             -            -           -
                                   ---------    ----------  -----------   ---------
       Balance, June 30, 2002         47,165    $3,004,310  $(5,280,536)   $  6,908

Issuance of common stock in
   exchange for joint venture at
   $.03 per share (Note 7 )                 -         5,999            -           -
Issuance of common stock in
   exchange for services at
   $.03 per share (Note 7)                 -         2,699            -           -
Expiration of common stock options   (47,165)       47,165            -           -
Net deficit of affiliate                   -             -            -           -
Comprehensive income:
   Net income for the year ended
      June 30, 2003                        -             -    2,518,579           -
   Net unrealized holding gain             -             -            -           -




             PINNACLE RESOURCES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN
             SHAREHOLDERS' EQUITY
                   continued

   Cumulative translation adjustment       -             -            -     (11,741)
Comprehensive loss                         -             -            -           -
                                     -------    ----------  -----------     -------
        Balance, June 30, 2003             -     3,060,173  $(2,761,957)    $(4,833)
                                     =======    ==========  ===========     =======

            PINNACLE RESOURCES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN
             SHAREHOLDERS' EQUITY
                   continued

                                                           Other
                                                        Comprehensive
                                                           Income
                                                        -------------
                                                          Unrealized
                                                           Holding
                                                            Gain             Total
                                                       ---------------    -----------
BALANCE, July 1, 2001                                              -       (2,138,299)
July 2001, shares of common stock
  placed in escrow (Note 7)                                        -                -
January 2002, shares of common stock
  placed in escrow Note 7)                                         -                -
February 2002, exercise of options
 at $.01 (Note 7)                                                  -           25,000
March 2002, conversion of debenture
  (Note 7)                                                         -          156,000
  Payment of interest at $.13 per
   share (Note 2)                                                  -           32,500
April 2002, issuance of common stock in
  exchange for property at $.07 per share
   (Note 2)                                                        -            1,260
June 2002, conversion of debenture
   (Note 8)                                                        -           25,000
Comprehensive income
  Net loss for the year ended
    June 30, 2002                                                  -          (43,281)
  Net unrealized holding gain                              2,100,000        2,100,000
  Cumulative translation adjustment                                -         (280,160)
                                                                            ---------
Comprehensive loss                                                 -        1,776,559
                                                         -----------        ---------
       Balance, June 30, 2002                              2,100,000        $(121,980)
                                                         ===========        =========
Issuance of common stock in
   exchange for joint venture at
   $.03 per share (Note 7)                                         -            6,000
Issuance of common stock in
   exchange for services at
   $.03 per share (Note 7)                                         -            2,700
Expiration of common stock options                                 -                -
Net deficit of affiliate                                           -          (34,842)
Comprehensive income:
   Net income for the year ended
      June 30, 2003                                                -        2,518,579
   Net unrealized holding gain                            (2,100,000)      (2,100,000)




              PINNACLE RESOURCES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN
             SHAREHOLDERS' EQUITY
                   continued

   Cumulative translation adjustment                                -         (11,741)
                                                                            ---------
Comprehensive loss                                                  -         406,838
                                                          -----------       ---------
        Balance, June 30, 2003                                      -         258,716
                                                          ===========         =======


See accompanying notes to the consolidated financial statements

PINNACLE RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the Years Ended June 30
                                        ---------------------------
                                              2003        2002
                                         -----------    -----------
Cash flows from operating activities:
 Net income/loss                            $2,518,579 $ (43,281)
  Adjustments to reconcile net loss
  to cash flows from operating
  activities:
   Common stock issued for services
    (Note 8)                                     2,700    48,000
   Depreciation and amortization                42,623     4,336
   Share of loss in joint venture               42,922         -
   Cash received from the sale of
      trading securities                     1,533,872   297,155
   Changes in current assets and
    current liabilities:
     Gain on sale of trading securities
       (Note 3)                             (1,502,188)        -
     Gain on sale of
       subsidiary                           (1,722,031) (522,543)
     Purchase of Inventory                     (21,168)        -
     Increase in receivables and other
       Current assets                         (124,282)  (82,905)
     Increase in accounts payable
      and accrued liabilities                 (325,251)  459,573
                                             ---------   -------
        Net cash provided by (used
         in) operating activities              445,776   160,335
                                             ---------   -------
Cash flows from investing activities:
  Purchase of equipment                        (98,369)   (3,182)
 Net advances made to joint venture
   partners                                   (339,607) (150,000)
 Purchase of subsidiary, cash
   received                                      6,090         -
                                              --------   -------
        Net cash used in investing
         activities                           (431,886) (153,182)
                                              --------   -------
Cash flows from financing activities:
 Advances from officer/shareholder                   -   250,000
 Repayment of advances                               -  (250,000)
 Proceeds from loans                           252,418         -
 Principal payments on capital lease                 -    (1,910)
 Proceeds from line of credit                        -    90,816
 Principal payments on line of credit          (43,483)  (47,333)




PINNACLE RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued

 Cash proceeds from sale of common
  stock                                              -   158,000
                                              --------   -------
        Net cash provided by
         financing activities                  208,935   199,573
                                              --------   -------
   Cumulative translation adjustment           (11,741) (280,160)
                                              --------   -------
       Net change in cash                      211,084   (73,434)

Cash:
 Beginning of period                             4,835    78,269
                                              --------   -------
 End of period                                $215,919   $ 4,835
                                              ========   =======
Supplemental disclosure of cash
   flow information:
 Cash paid during the year for:
  Interest                                    $  8,009   $     -
                                              ========   =======
  Income taxes                                $      -   $     -
                                              ========   =======
Non-cash financing and investing activities:

 Acquisition of subsidiaries in
   exchange for common stock                  $  6,000   $     -
                                              ========   ========
Sale of subsidiary for marketable
   securities                                 $      - $3,780,775
                                              ======== ==========
 Acquisition of property and
   equipment for common stock                 $      - $   (1,262)
                                              ======== ==========

See accompanying notes to the consolidated financial statements

Note 1: Organization, business and summary of significant accounting policies

Pinnacle Resources, Inc. (the "Company") was incorporated under the laws of Wyoming in January 1995. The Company is engaged in (1) exploring for and developing natural resources; and (2) chemical refining.

Basis of presentation

The consolidated financial statements include the accounts of the Company, its and its wholly owned subsidiary; Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd) (a South African Company)
("Van Mag").   The consolidated financial statements also include the
accounts of Titan Processors (Pty) (Ltd), a South African company, which is controlled by the Company's Board of Directors. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

Prior to July 1, 2002, the Company was in the development stage.

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

Cash equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2003.

Marketable equity securities

Investments in marketable equity securities are initially recorded at acquisition cost. In August 2001, through the sale of a consolidated subsidiary, the Company received 7.5 million shares of Anooraq common stock. Anooraq is a small company whose stock is traded on the Canadian Stock Exchange (see Note 3). The acquisition cost of the investment was calculated using the collateral value of the Anooraq shares. The quoted market price was not used because of a restrictive covenant imposed through the exchange agreement on the Company's ability to sell its shares. The restriction was lifted in April 2002, at which time the Company valued its investment at fair value using the quoted market price of the Anooraq shares of common stock.

The Company classified all shares of Anooraq common stock held for current resale as "trading securities" and reported those shares at their fair value (or, quoted market price) at June 30, 2003. The fair value was determined using the price at which the final tranche was sold shortly after our fiscal year's end. Unrealized holding gains and losses are included in the determination of current period earnings.

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

Investment in joint venture

Investments in joint ventures are accounted for using the equity method of accounting. The Company reports its investment in joint ventures on the consolidated balance sheet as "Investment in joint venture" and its share of the joint venture's earnings or losses as "Equity in losses of joint venture, net" on the consolidated statements of operations. The difference between the acquisition cost of the joint venture interest and the Company's amount of equity in the net assets of the joint venture was accounted for as goodwill. Goodwill is an intangible asset not subject to amortization. Instead, each year the Company tests the goodwill for impairment by evaluating the remaining useful life of the investment in the joint venture.

Net income per share

The Company reports net income per share in accordance with SFAS No. 128, "Earnings per Share". Under SFAS 128, net income (loss) per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2003, the Company had 1,000,000 stock options outstanding that were not included in the calculation of net loss per share-diluted because the options were antidilutive.

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

Foreign currency translation

Assets and liabilities of non-US. subsidiaries are translated to US Dollars at end-of-period exchange rates. The effects of this translation for non-US. subsidiaries are reported in other comprehensive income (loss). Remeasurement of assets and liabilities of non-US. subsidiaries that use a currency other than the US dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of all non-US. subsidiaries are translated to US Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. The functional currency of the Company's foreign subsidiaries is the local currency, the South African Rand.

Note 2:  Related party transactions

During the year ended June 30, 2003, the Company provided venture debt financing totalling $339,607 to Diamonaire Exploration (Pty) (Ltd) to fund its start up costs. Diamonaire is a joint venture with Ocean Options (Pty) (Ltd). According to the joint venture agreement, the advances carry an interest rate of 10 percent and are to be repaid in US dollars. The loan must be repaid prior to any distributions to the joint-venturers. The Company accrued approximately $24,500 in interest receivable through June 30, 2003.

During the years ended June 30, 2003 and 2002, the Company paid an affiliated company $66,000 and $51,000, respectively, for consulting services. The president of the Company controls the affiliate.

During the years ended June 30, 2003 and 2002, a director of the Company was paid $38,435 and $8,000, respectively, for consulting services. The consulting services were for due diligence investigations on potential mining projects and other administrative services.

During the year ended June 30, 2002, the Company paid $10,487 in legal expenses on behalf of the president of the Company. These payments were recorded as due from related party in the accompanying financial statements.

The president of the Company guarantees a $20,000 line of credit with a
financial institution.   The president of the Company and an officer,
together, guarantee a $50,000 line of credit with a financial institution. See Note 5 for details of the lines of credit.

Note 3:  Investments

Investments as of June 30, 2003, consisted of the following:

                              No. of          Fair        Cost
                              Shares         Value        Basis
                              ------         -----        -----

Anooraq Resources (Pty)
  common stock              2,543,000     $819,148     $819,148
                            =========     ========     ========

The fair value is equal to the cost basis because management valued the remaining 2,543,000 shares of Anooraq common stock at $.33 per share based on a subsequent sale. The Company received proceeds of $819,148 from the sale of all 2,543,000 shares on August 8, 2003 (See Note 9).

                              No. of                      Available-
                              Shares          Trading      for-Sale
                              ------          -------     ----------
Gross realized gain from
   Sales                    3,407,000         $1,502,188   $      -
                            =========         ==========   ========

On August 30, 1999 the Company purchased all of the outstanding common stock of Plateau Resources (Pty) (Ltd) in exchange for 1,500,000 shares of the Company's common stock valued at $375,000. During the year ended June 30, 2000 the Company entered into an agreement with Anooraq Resources Corporation ("Anooraq"), whereby Anooraq could purchase up to
70 percent of the Company's interest in Plateau.   In August 2001,
after Anooraq had acquired approximately 35 percent of Plateau's common stock, the Company exchanged its remaining shares of Plateau's common stock (65 percent) for 7 million shares of Anooraq's common stock. The transaction was accounted for as a tax-free exchange. The Company and

Anooraq signed a Cooperative Agreement as part of the sale, which put significant restrictions on the Company's ability to (1) sell its Anooraq common stock in the open market; and (2) vote its ownership shares.

Initially, the Company deferred all of its gain, totaling $3,780,775, on the sale of Plateau. The Company recognized a pro-rata portion of the gain as it sold its Anooraq shares. Deferred tax liabilities related to the sale of Plateau in the amount of $1,219,267 were offset by prior years' income tax asset allowances.

As of June 30, 2003, the Company's deferred gain from the disposition of Plateau totaled $1,265,549. The Company sold 3,407,000 shares for $1,533,872 and recognized a gain on the sale of Plateau of $1,722,031 during fiscal year 2003. The Company sold 1,050,000 shares for $297,155 and recognized a gain on the sale of Plateau of $522,543 during fiscal year 2002.

Note 4:  Property and equipment

Property and equipment, at June 30, 2003, consisted of the following:

Plant and equipment               $  252,428
Office equipment                      21,525
Furniture                             28,830
                                  ----------
                                     302,783
Less accumulated depreciation        (56,580)
                                  ----------
                                  $  246,203
                                  ==========

Depreciation expense for the years ended June 30, 2003 and 2002 totaled $42,623 and $4,336, respectively.

Note 5:  Credit lines

The Company has four lines of credit totaling $100,000 of which $100,000 was unused at June 30, 2003. Advances made under the lines of credit carry interest rates of prime plus from one to three percent and may be extended annually with the consent of the financial institution. The credit lines are personally guaranteed by the president of the Company and an officer of the Company.

Note 6:  Foreign operations

Titan Processors (Pty) (Ltd)

In February 2002, the Company acquired certain intellectual property from a South African inventor for cash, shares of the Company's common stock and options to purchase the Company's common stock.

The stock options granted vest based on the following performance schedule:

 Number of      Option
  Shares         Price                     Performance Target
 ---------      ------                     ------------------
   100,000      $  0.01    Execution of intellectual property licensing
                             agreement
   100,000      $  0.01    Tantalite refinery becoming operational
   100,000      $  0.01    Repayment of project funding
   700,000      $  0.01    1 million options for each $1 million in
   -------                   Titan profits
 1,000,000
 =========

Any exercised shares have a resale restriction period of two years and a restriction on the number of shares to be sold during a certain time period. In February 2002, the inventor exercised an option to purchase 100,000 shares upon execution of the intellectual property licensing agreement and 100,000 shares upon the tantalite refinery becoming
operational.   The Company recorded $48,000 in stock-based compensation
related to the vesting of the options. The intellectual property consisted of a method to refine vanadium, titanium and tantalum ores. Tantalum is a precious metal material used in electronics and space industry.

In July 2002, the Company licensed the intellectual property to Titan Processors (Pty) Limited (Titan), a newly formed South African company, 100 percent owned by a South African mining group in exchange for a royalty of $1.00 per pound of tantalum oxide produced and sold under the license and a percentage of Titan's net profits. In addition, the
Company agreed to fund the start up cost of a refinery.   The South
African mining group agreed to provide the equipment and mining license to build a tantalite refinery utilizing the licensed technology in the Northern Province of South Africa. The licensing agreement expires in ten years. The Company also obtained control of Titan's board of
directors.   Although the Company owns no Titan voting stock, the
Company's control of the Board of Directors and the impact of certain commercial arrangements result in the Company having control over the operations of the affiliate. Accordingly, Titan's financial statements are combined and included in the accompanying consolidated financial statements.

Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd)

On September 25, 2000, the Company purchased all of the outstanding common stock of Vanadium and Magnetite Exploration & Development Co.
(Pty) (Ltd) ("Vanmag"), a South African corporation, in exchange for 4,000,000 shares of the Company's common stock. Vanmag holds a mineral lease on land in South Africa that contains known quantities of vanadium. The Company has paid certain prospecting and lease costs since its purchase. However, Vanmag is awaiting regulatory approval to commence mining operations.

In January 2003, Vanmag sold 1,500 shares of its common stock to Corridor Mining Resources (Pty) (Ltd), a South African corporation. As a result, the Company's percentage ownership of Vanmag decreased from 100 percent to approximately 67 percent. The Company recorded an unrealized gain on the sale of Vanmag's stock representing the difference between the Company's carrying basis and the fair value of the portion of the Vanmag investment deemed to have been sold. Accordingly, the consolidated financial statements recognize Corridor's interest in Vanmag's net assets and Corridor's pro-rata share of Vanmag's net losses.

Joint Venture

In July 2002, the Company and Ocean Options (Pty) (Ltd), a South African corporation, formed Diamonaire Exploration (Pty) (Ltd),
pursuant to the terms of a joint venture agreement.   The Company and
Ocean Options each own 50 percent of the outstanding common stock of Diamonaire. Diamonaire owns 80 percent of the outstanding common stock of Ocean Exploration (Pty) (Ltd), a South African corporation, formed to explore for and mine diamonds in the ocean using certain new technology called the "Aqua Walker." Ocean Options provided the engineering for the Aqua Walker and the Company agreed to contribute the construction funds. Ocean Exploration, the Operating company, is presently conducting trial runs of the Aqua Walker off the west coast of South Africa.

At June 30, 2003, the difference between the amount at which the investment was carried on the Company's books and the amount of underlying equity in net assets of Diamonaire was treated as goodwill. Goodwill will not be amortized but will be tested for impairment as often as necessary and at the end of each accounting period.

Following is the summarized financial information of Diamonaire as of June 30, 2003 and for the period then ended:

Property and equipment, net     $318,762
Receivables                     $ 25,205
Total assets                    $343,966
Current liabilities             $    676
Long-term debt                  $ 89,527
Net assets                      $253,764
Interest income                 $  6,798
Expenses                        $ 57,366
Net deficit for the period      $(85,853)

Note 7:  Shareholders' equity

During the year ended June 30, 2003, the Company issued 200,000 shares to Ocean Options in exchange for its stock in Diamonaire, a joint venture. The shares were valued at the quoted market price on the day of issuance.

During the year ended June 30, 2003, the Company issued 90,000 and shares to consultants for valued at $2,700. The shares were valued at the quoted market price on the day of issuance.

In July 2001, the Company placed an additional 1,835,000 shares of common stock in escrow with Harris County Circuit Court in Houston, Texas. As of June 30, 2002, there are a total of 2,835,000 shares of the Company's common stock in escrow with the Court pending resolution of a dispute between the Company and Petty International Development Corporation.

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

Stock options

During the three months ended December 31, 2000, the Company granted options to purchase 19,000 shares of common stock to a vendor in exchange for brokerage and investor relations services. The options were granted with exercise prices below the market price of the common
stock on the date of grant.   The Company recorded an expense for the
estimated fair value of the options.   All of the stock options were
fully vested on the date of grant.  The options expired on November
2002.

On October 2, 2002, the Company granted a Director an option to acquire 1,000,000 shares of the Company's common stock at $.05 per share. The option vested on the date of grant and expires in October 2007. The quoted market price of the Company's stock on the date of grant was $.04 per share. The Company elected to not expense the option. The fair value of the option was estimated at $11,000. The effect of expensing the stock option on reported net income and earnings per share would have been:

                                Net      Earnings per
                              Income       Share
As reported                  $2,518,579   $  0.14
                             ==========   =======
Pro forma                    $2,507,579   $  0.14
                             ==========   =======

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate           5.78%
Dividend yield                    0.00%
Volatility factor                50.00%
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

The following schedule summarizes the changes in the Company's outstanding stock options:

                                   Options Outstanding and
                                        Exercisable            Weighted
                                   -----------------------     Average
                                 Number of   Exercise Price  Exercise
Price
                                  Shares      Per Share       Per Share
                                 ---------   --------------  ----------
Balance at June 30, 2001          19,000      $   4.00        $   4.00
  Options granted                200,000      $      -        $      -
  Options exercised             (200,000)     $   0.01        $   0.01
  Options expired                      -      $      -        $      -
                                 -------      --------        --------

Balance at June 30, 2002          19,000      $   4.00        $   4.00
  Options granted              1,000,000      $    .05        $    .05
  Options exercised                    -      $      -        $      -
  Options expired                (19,000)     $   4.00        $   4.00
                               ---------      --------        --------

Balance at June 30, 2003       1,000,000      $   0.05        $   0.05
                               =========      ========        ========

Note 8:  Income taxes

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

                                     For the years Ended
                                          June 30,
                                     -------------------
                                     2003            2002
                                    ------          ------
U.S. federal statutory graduated
   rate                              34.00%        34.00%
Deferred income related to
   Consolidated subsidiary          -14.57          0.00%
State income tax rate,
   net of federal benefit             3.14%         3.14%
Net operating loss for which no tax
   benefit is currently available   -22.57%       -37.14%
                                    ------         -----
                                      0.00%         0.00%
                                    ======         =====


At June 30, 2003, deferred tax assets consisted of a net tax asset of $1,428,798, due to operating loss carry forwards of $1,197,629, which was fully allowed for, in the valuation allowance of $1,197,629. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended June 30, 2003 and 2002 totaled $(568,389) and $1,285,344, respectively. The current tax benefit also totaled $568,389 and $1,285,344 for the years ended June 30, 2003 and 2002, respectively. The net operating loss carry forward expires through the year 2023.

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

Note 9:  Subsequent events

In August 2003, the Company sold all of its remaining shares of Anooraq common stock at $.33 per share for gross proceeds of $819,148.

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

The Executive Officers and Directors are:

Name                        Position                 Term(s) of Office
Glen R. Gamble, age 59     President, Director       From June 26, 1997
                        Chief Executive Officer        to present

Robert A. Hildebrand,
   age 77              Vice President, Director       From Inception
                         Secretary/Treasurer             to present
                       Chief Financial Officer
                           President                  From Inception
                                                     to June 26, 1997

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


Robert A. Hildebrand, Professional Engineer, B.Sc., -Vice President, Chief Financial Officer and Director

R.A. Hildebrand is a registered professional mining engineer. He holds a geological engineering degree from the Colorado School of Mines and a completion certificate from LaSalle University in business administration. He has been active in mineral exploration and production for 49 years having held operating and executive positions with both major and junior, publicly-held mining companies operating in Africa, South America, China and North America.

From 1996 to 1998 Mr. Hildebrand served as vice president and treasurer for the Environmental Assurance Corporation, a private company engaged in the reclamation and financing of contaminated real estate. He also acted for eleven years (1980 to 1991) as the Consul (Hon.) of the Netherlands for Colorado, New Mexico and Wyoming. In 1991, Her Majesty Queen Beatrix appointed Mr. Hildebrand a knight in The Order of Oranje-Nassau.

Mr. Hildebrand is, or was within the past years, an officer and/or director of the following public companies: Anooraq Resources, General Mining Company, Resource Finance Group Ltd., International Methane Company and Polaris Resources, Inc.

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

                                Percentage of
                              Number & Class(1)            Outstanding
Name and Address                   of Shares              Common Shares
Glen R. Gamble
12892 Sierra Circle
Parker, CO 80134                 2,200,000                    12.75%

Robert A. Hildebrand
405 Detroit Street
Englewood, CO 80206                 50,000                     .29%*

Beverly Jo Gamble
12892 Sierra Circle
Parker, CO 80134                   200,000                    1.16%

Mel Keller
R.R. 1 Box
Blairsburg, IA                     840,000                   4.87%

Victory Minerals Corp.
7345 E. Peakview
Englewood, Co 80111              2,000,000                   11.59%%

Re-Group, Inc.
9600 E. Arapahoe Road
#260
Englewood, CO 80112                266,000                    1.54%

All Directors & Officers
as a group (2 persons)           4,450,000                   25.79%

* Mr. R.A. Hildebrand has an option to acquire 1,000,000 common shares
at $.05      per share.

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

During the years ended June 30, 2003 and 2002, Pinnacle paid Victory Minerals, an affiliated company $51,000 and $51,300, respectively, for consulting services. Mr. Gamble, president of Pinnacle controls the affiliate.

During the years ended June 30, 2003 and 2002, R.A. Hildebrand, an officer of Pinnacle was paid $18,000 and $8,000.00, respectively for consulting services. The consulting services were for due diligence investigations on potential mining projects and administrative services.

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

Date:    September 30, 2003

Pinnacle Resources, Inc.

/s/ Glen R. Gamble
------------------------------------
By:     Glen R. Gamble, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Pinnacle and in the capacities and on the dates indicated.

/s/ Glen R. Gamble                                 9/30/2003
- ------------------------------
Glen R. Gamble
President  and  Director
(chief executive officer)


/s/ Robert A. Hildebrand                            9/30/2003
- ------------------------------
Date:
Robert A. Hildebrand
Secretary/Treasurer and Director
(Chief Financial Officer)