Form 10KSB/A
period 2003-06-30
PINNACLE RESOURCES INC
filed 2003-10-09
CIK 1043825

FORM 10-K/A
      SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C.  20549
 [X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended:
                   6/30/03
                      OR
 [ ] 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from     to

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



This Amendment to the Annual Report on Form 10-KSB of Pinnacle is filed solely to include the forms of Exhibits 99.1, 99.2, 99.3 and 99.4 (the Certifications pursuant to Regulation S-K).

                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Pinnacle has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    October 9, 2003

Pinnacle Resources, Inc.

/s/ Glen R. Gamble
------------------------------------
By:     Glen R. Gamble, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Pinnacle and in the capacities and on the dates indicated.

/s/ Glen R. Gamble                                 10/9/2003
- ------------------------------
Glen R. Gamble
President  and  Director
(chief executive officer)


/s/ Robert A. Hildebrand                            10/9/2003
- ------------------------------
Date:
Robert A. Hildebrand
Secretary/Treasurer and Director
(Chief Financial Officer)