Form 10QSB
period 2003-09-30
PINNACLE RESOURCES INC
filed 2003-11-24
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2003

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, September 30, 2003:
  Common Stock  -  17,135,050

Part I - Financial Statements

                        PINNACLE RESOURCES, INC.
                          Index to Condensed
                    Consolidated Financial Statements


                                                                Page
                                                             ----------
Condensed Consolidated Balance Sheet at
  September 30, 2003 (unaudited)                                  2

Condensed Consolidated Statements of Operations for the
  three months ended September 30, 2003 and 2002 (unaudited)       3

Condensed Consolidated Statements of Cash Flows for the
  three months ended September 30, 2003 and 2002 (unaudited)       4

Notes to Condensed Consolidated Financial Statements (unaudited)   5

                        PINNACLE RESOURCES, INC.
                  Condensed Consolidated Balance Sheet
                          September 20, 2003
                              (Unaudited)

                                 Assets
                                 ------
Current assets:
  Cash                                                     $  710,334
  Accounts and notes receivable, net (Note 4)                  57,812
                                                           ----------
    Total current assets                                      768,146

Other investments, at cost                                     15,845
Property and equipment, net of accumulated depreciation       286,875
Other assets:
  Equity in net assets of unconsolidated subsidiary (Note 6)  208,331
  Goodwill                                                    259,226
  Due from related party (Note 2)                              10,487
                                                           ----------
                                                           $1,548,909
                                                           ==========


                Liabilities and Shareholders' Equity
                ------------------------------------
Current liabilities:
  Accounts and notes payable                               $  358,218
  Other current liabilities                                    14,465
                                                           ----------
    Total current liabilities                                 372,683

Other liabilities:
  Due to related party (Note 2)                                12,000
  Minority interest in net liabilities of consolidated
   subsidiaries.                                              (21,755)
                                                           ----------
    Total liabilities                                         362,928


Shareholders' equity:
  Net deficit of affiliate                                   (452,804)
  Common stock                                                    175
  Additional paid-in capital                                3,060,173
  Accumulated comprehensive loss                              (39,532)
  Retained deficit                                         (1,382,031)
                                                           ----------
    Total shareholders' equity                              1,185,981
                                                           ----------
                                                           $1,548,909
                                                           ==========





See accompanying notes to condensed consolidated financial statements.

                        PINNACLE RESOURCES, INC.
             Condensed Consolidated Statements of Operations
                             (Unaudited)

                                                 Three Months Ended
                                                   September 30,
                                                 2003         2002
                                              ----------   ----------
Operating expenses:
  Prospecting costs                           $   65,996   $      325
  General and administrative costs               142,813       61,080
  Consulting expenses paid to related
   parties (Note 2)                               74,500        9,416
                                              ----------   ----------
    Total operating expense                      283,309       70,821
                                              ----------   ----------
    Operating loss                              (283,309)     (70,821)

Non-operating income:
  Gain on sale of subsidiary (Note 5)           ,239,053      621,648
  Gain on sale of stock (Note 5)                       -      294,285
  Equity in net loss of unconsolidated
   subsidiary (Note 6)                            37,987            -
  Interest income                                 54,744            -
  Other income                                     9,090            -
Interest (expense):
  Related party (Note 2)                               -       (1,853)
  Other                                          (19,308)        (243)
                                              ----------   ----------
    Income before income taxes                 1,038,257      843,016
  Income tax provision (Note 7)                        -            -
                                              ----------   ----------
                                               1,038,257      843,016

  Minority interest in loss of consolidated
   subsidiary                                     21,755            -
                                              ----------   ----------
    Net income/loss                           $1,060,012   $  843,016
                                              ==========   ==========
Basic and diluted loss per share              $     0.06   $     0.06
                                              ==========   ==========
Weighted average common shares outstanding    17,543,050   15,254,717
                                              ==========   ==========





See accompanying notes to condensed consolidated financial statements.

                        PINNACLE RESOURCES, INC.
             Condensed Consolidated Statements of Operations
                             (Unaudited)

                                                 Three Months Ended
                                                   September 30,
                                                 2003         2002
                                              ----------   ----------
Cash flows from operating activities
    Net cash provided by (used in)
     operating activities                     $  578,339   $ (130,996)
                                              ----------   ----------

Cash flows from investing activities:
  Purcahse of equipment                                -       (1,201)
  Net, advances made to joint venture partner
   (Note 5)                                      (83,924)           -
                                              ----------   ----------
    Net cash used in investing activities        (83,924)      (1,201)
                                              ----------   ----------

Cash flows from financing activities:
  Proceeds from loans                                  -       62,000
  Principal payments on capital lease                  -         (447)
                                              ----------   ----------
    Net cash provided by financing activities          -       61,553
                                              ----------   ----------

    Net change in cash                           494,415      (70,644)

Cash:
  Beginning of period                            215,919       78,269
                                              ----------   ----------
  End of period                               $  710,334   $    7,625
                                              ==========   ==========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                  $        -   $    5,071
                                              ==========   ==========
    Income taxes                                       -            -
                                              ==========   ==========

Non-cash financing and investing activities:
  Common stock issued as repayment for debt   $        -   $  150,000
                                              ==========   ==========
  Unrealized holding gain                     $        -   $3,483,620
                                              ==========   ==========





See accompanying notes to condensed consolidated financial statements.

                        PINNACLE RESOURCES, INC.
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


Note 1:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated June 30, 2003, and should be read in conjunction with the notes thereto.

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


Note 2: Related Party transactions

The Company paid consulting fees to related parties totaling $74,500 and $9,614, respectively, during the three months ended September 30,
2003 and 2002.   As of September 30, 2003, $12,000 was due to related
parties for consulting fees.

The president of the Company owes the Company $10,487 at September 30, 2003 for legal fees paid on his behalf. The payment of legal fees was recorded as due from related party in the accompanying condensed, consolidated financial statements.

During the year ended June 30, 2003, the Company provided venture debt financing totaling $339,607 to Diamonaire Exploration (Pty) (Ltd) to fund its start up costs. Diamonaire is a joint venture with Ocean Options (Pty) (Ltd). According to the joint venture agreement, the advances carry an interest rate of 10 percent and are to be repaid in US dollars. The loan must be repaid prior to any distributions to the joint-venturers. The Company accrued approximately $34,561 in interest receivable through September 30, 2003.


Note 3:  Lines of credit

The Company has four lines of credit for a total of $100,000, of which, $100,000 was unused at September 30, 2003. Advances made on the lines of credit carry an interest rate of prime plus one percent and may be extended annually with the consent of the financial institution. The credit lines are personally guaranteed by the president of the Company.

Note 4:  Accounts and notes receivable

Accounts and notes receivable consisted of the following at September
30, 2003:

     Subrent receivable                       $   13,251
     Interest receivable                          34,561
     Trade receivables                                 -
     Short-term note receivable                   10,000
                                              ----------
                                              $   57,812
                                              ==========

Note 5:  Sale of marketable equity securities

In fiscal 2002, the Company exchanged its holdings of Plateau Resources
(Pty) Ltd. (Plateau) common stock for 7,000,000 shares of Anooraq Resources, Ltd., common stock. The Company recognized gain on the Plateau sale, ratably, as the Anooraq common shares were sold. The Company also recognized market gains and losses during the periods in which it held any Anooraq shares.

During the quarter ended September 30, 2003, the Company sold 2,543,000 shares of Anooraq common stock for gross proceeds of $819,148. These shares represented the remaining shares of Anooraq common stock held in the Company's portfolio. The Company recorded a gain on the sale of Plateau totaling $1,239,053. No gain on the sale of marketable securities was recorded for that quarter. Through September 30, 2003, the Company has disposed of all 7,000,000 shares of its holdings in Anooraq common stock.

During the quarter ended September 30, 2002, the Company sold 1,226,500 shares of Anooraq Resources, Ltd. common stock for gross proceeds of $616,025. The Company recorded a gain on the sale of Plateau Resources
(Pty) Ltd. totalling $621,648 and a gain on the sale of marketable securities totaling $294,285 for that quarter.


Note 6:  Equity in net assets of unconsolidated subsidiary

During the quarter ended September 30, 2003, the Company invested $83,924 in Diamonaire Exploration (Pty) Ltd. (Diamonaire), a fifty percent owned joint venture. Diamonaire is owned jointly with Ocean Options (Pty) Ltd. Diamonaire owns 80 percent of the issued and outstanding of Ocean Exploration, (Pty) Ltd. The remaining 20 percent of the issued and outstanding common stock of Ocean Exploration is held by Poseidon Divers, (Pty) Ltd. The business purpose of the joint venture is to mine diamonds off the west coast of South Africa using new technology developed by Ocean Options (Pty) Ltd. Except for the Company, all entities referred to are Republic of South Africa
companies.   The following condensed balance sheet includes the
accounts of Diamonaire and its 80 percent owned subsidiary Ocean Exploration, (Pty) Ltd.

  Cash                                           $    2,659
  Receivables                                        17,405
  Property and equipment                            417,563
                                                 ----------
   Total Assets                                  $  437,627

  Accounts payable and accrued liabilities       $    7,596
  Debt                                              170,939
  Other liabilities                                  12,403
                                                 ----------
                                                    190,938
                                                 ----------
  Shareholders' equity                              246,689
                                                 ----------
    Total liabilities and shareholders' equity   $  437,627
                                                 ==========

Through September 30, 2003, the Company has invested $433,571 in
Diamonaire. The Company's equity in Diamonaire's net assets as of September 30, 2003 is $208,331. The accompanying condensed, consolidated financial statements include goodwill totaling $259,226 related to the investment in the joint venture.


Note 7:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company offset operating profits during the three months ended September 30, 2003 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.


Note 8:  Stock options

On October 2, 2002, the Company granted a Director an option to acquire 1,000,000 shares of the Company's common stock at $.05 per share. The
option vested on the date of grant and expires in October 2007.   The
following summary presents activity for the quarter ended September 30, 2003:

                                 Options Outstanding and Exercisable
                                 ------------------------------------
                                                            Wtg. Avg
                                 Number of         Exercise Price
                                   Shares      Per Share    Per Share
                                 ----------   ----------   ----------
  Balance at June 30, 2003        1,000,000   $     0.05   $     0.05
    Options granted                       -            -            -
    Options exercised                     -            -            -
    Options expired                       -            -            -
                                 ----------   ----------   ----------
  Balance at September 30, 2003   1,000,000   $     0.05   $     0.05
                                 ==========   ==========   ==========

Item 2. Management's Discussion and Analysis or Plan of Operations


Management Discussion and Analysis of Financial Condition and Results of Operations


Results of operations- the three months ended September 30, 2003 compared with the three months ended September 30, 2002

We reported a net profit of $1,060,012 ($.06 per share) for the three months ended September 30, 2003, as compared to a net profit of $843,016 ($06 per share) for the year earlier period. Our net profit resulted from the sale of a subsidiary, Plateau Resources. When we sold Plateau in fiscal 2002, we deferred our gain of approximately $3.7 million on the sale because we received as consideration 7 million shares of stock in Anooraq
and no cash.   Our accounting policy is to recognize a portion of the
deferred gain when we sell the Anooraq stock for cash consideration. We also recognized a gain on the stock itself, as we originally calculated our gain based on an Anooraq stock price of approximately $.18 per share. Through September 30, 2003, we have sold all 7,000,000 shares of Anooraq stock. We had no shares of Anooraq common stock remaining at September 30, 2003.

General and administrative expenses increased approximately 134 percent, from $61,080 for the quarter ended September 30, 2002, to $142,813 for the three months ended September 30, 2003 primarily due to the readying for start-up of Titan commercial operations.

Consulting expenses paid to related parties increased from $9,416 for the three months ended September 30, 2002, to $74,500 for the three months ended September 30, 2003 primarily due to the increased activity of both Titan and Diamonaire.

South African interest rates are dropping, which impacts the rate of interest we charge our subsidiaries on advances. Inflation has not affected our operations. However, the impact of a weakening US dollar has impacted our operations. The difference between our current assets and our current liabilities denominated in South Africa Rand exposes us to foreign currency fluctuations. Unrealized losses from foreign currency translations are included in operations.


Liquidity

During the quarter ended September 30, 2003, our ability to generate adequate amounts of cash to meet our needs came from the sale of Anooraq common stock. Our subsidiary (Van Mag), affiliate (Titan) and joint venture (Diamonaire) used liquidity in the quarter. Sales of Anooraq common stock
provided us with $819,148 in cash during the quarter.   Our cash position
increased from $215,919 at June 30, 2002 to $710,334 at September 30, 2003 as a result. However, during the quarter we disposed of all our remaining shares of Anooraq common stock. As of September, 30, 2003, we can no longer rely on Anooraq stock sales as a source of liquidity.

Van Mag
Pinnacle provided Van Mag with no financing during the quarter.    This
subsidiary is not expected to generate cash flow until such time as we sell it or we commence mining operations. We are currently applying for a mining authorization from the South African government. We incurred $65,996 in fees and expenses on permits in the current quarter.



Titan Processors
Pinnacle provided Titan with approximately $25,000 in financing during the quarter which was used to purchase new equipment for our tantalum refinery in Johannesburg, South Africa. Titan is expected to begin refining tantalum and niobium in fiscal 2004. Pinnacle's financing must be repaid prior to the payment of dividends to shareholders.

Diamonaire joint venture
We loaned Diamonaire approximately $83,924 in during the fiscal year which paid for the construction of diamond recovery equipment that will be used
to recover diamonds along the coastline of Africa.   Our venture partner
has agreed that our loan would be repaid prior to any cash distributions to the venture partners. We own approximately 50 percent of the joint venture that owns 80 percent of the operating company, Ocean Exploration, a South African company.


Financial condition

Investments

Our trading portfolio at year-end was comprised exclusively of Anooraq common stock. During the quarter ended September 30, 2003, we sold all of our remaining shares of Anooraq common stock (2,543,000 shares) for
$819,148   At September 30, 2003, we no longer have any shares of Anooraq stock.

Property and equipment

Property and equipment increased from $246,203 at June 30, 2003 to $286,875 at September 30, 2003. Provisions for depreciation in for the quarter ended September 30, 2003 and 2002 were $12,379 and $-0-, respectively. Net property additions consisted principally of tantalum refinery equipment.

Deferred gain-on-sale

Deferred gain from the sale of our Plateau Resources Pty. Ltd. subsidiary decreased from $1,265,549 at June 30, 2003 to $-0- at September 30, 2003. We recognized the remaining deferred portion of our gain during the quarter as we sold the remaining shares of Anooraq common stock. In fiscal 2001, we received 7 million shares of Anooraq common stock as consideration for the sale of Plateau Resources.

Net deficit of affiliate

This refers to the net deficit in equity of our affiliate, Titan
Processors.

Our strategy in the near future is to focus on developing a substantial share of the world tantalum market and recovering diamonds from the ocean
bed off the west coast of South Africa.   We believe that our future
success will depend on our ability to develop these two businesses and to invest wisely in new businesses.



Income taxes

In situations where a company has experienced net operating losses which cannot be offset through a carryback, the net operating losses may be realized as a carryforward up to 20 years in the future. Due to our substantial development stage losses in earlier years, we have a cumulative net operating loss for which we have recognized a benefit in the current year. However, the Financial Accounting Standards Board (FASB) has concluded that tax benefits of loss carryforwards should not be recognized until they are actually realized, except in circumstances when realization is assured beyond any reasonable doubt at the time the loss carryforward arises. For this reason, we have recorded as valuation allowance in our accounting records for the future tax benefits of our loss carryforwards. Management believes that the current cumulative net operating loss may be fully realized in the current fiscal year.

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 17, 2003

/s/Glen R. Gamble
Glen R. Gamble
Chief Executive Officer

                     CERTIFICATION
I, Robert Hildebrandt, certify that:

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:  November 17, 2003

/s/Robert A. Hildebrandt
--------------------------------
Robert A. Hildebrandt, Chief Financial Officer