Form 10QSB/A
period 2003-09-30
PINNACLE RESOURCES INC
filed 2003-11-24
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                     FORM 10-QSB/A

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

                        PINNACLE RESOURCES, INC.
                  Condensed Consolidated Balance Sheet
                          September 30, 2003
                              (Unaudited)

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

                        PINNACLE RESOURCES, INC.
             Condensed Consolidated Statements of Operations
                             (Unaudited)

                                                 Three Months Ended
                                                   September 30,
                                                 2003         2002
                                              ----------   ----------
Operating expenses:
  Prospecting costs                           $   65,996   $      325
  General and administrative costs               142,813       61,080
  Consulting expenses paid to related
   parties (Note 2)                               74,500        9,416
                                              ----------   ----------
    Total operating expense                      283,309       70,821
                                              ----------   ----------
    Operating loss                              (283,309)     (70,821)

Non-operating income:
  Gain on sale of subsidiary (Note 5)          1,239,053      621,648
  Gain on sale of stock (Note 5)                       -      294,285
  Equity in net loss of unconsolidated
   subsidiary (Note 6)                            37,987            -
  Interest income                                 54,744            -
  Other income                                     9,090            -
Interest (expense):
  Related party (Note 2)                               -       (1,853)
  Other                                          (19,308)        (243)
                                              ----------   ----------
    Income before income taxes                 1,038,257      843,016
  Income tax provision (Note 7)                        -            -
                                              ----------   ----------
                                               1,038,257      843,016

  Minority interest in loss of consolidated
   subsidiary                                     21,755            -
                                              ----------   ----------
    Net income/loss                           $1,060,012   $  843,016
                                              ==========   ==========
Basic and diluted loss per share              $     0.06   $     0.06
                                              ==========   ==========
Weighted average common shares outstanding    17,543,050   15,254,717
                                              ==========   ==========





See accompanying notes to condensed consolidated financial statements.

                        PINNACLE RESOURCES, INC.
             Condensed Consolidated Statements of Cash Flows
                             (Unaudited)

                                                 Three Months Ended
                                                   September 30,
                                                 2003         2002
                                              ----------   ----------
Cash flows from operating activities
    Net cash provided by (used in)
     operating activities                     $  578,339   $ (130,996)
                                              ----------   ----------

Cash flows from investing activities:
  Purchase of equipment                                -       (1,201)
  Net, advances made to joint venture partner
   (Note 5)                                      (83,924)           -
                                              ----------   ----------
    Net cash used in investing activities        (83,924)      (1,201)
                                              ----------   ----------

Cash flows from financing activities:
  Proceeds from loans                                  -       62,000
  Principal payments on capital lease                  -         (447)
                                              ----------   ----------
    Net cash provided by financing activities          -       61,553
                                              ----------   ----------

    Net change in cash                           494,415      (70,644)

Cash:
  Beginning of period                            215,919       78,269
                                              ----------   ----------
  End of period                               $  710,334   $    7,625
                                              ==========   ==========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                  $        -   $    5,071
                                              ==========   ==========
    Income taxes                                       -            -
                                              ==========   ==========

Non-cash financing and investing activities:
  Common stock issued as repayment for debt   $        -   $  150,000
                                              ==========   ==========
  Unrealized holding gain                     $        -   $3,483,620
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


Note 8:  Stock options

On October 2, 2002, the Company granted a Director an option to acquire 1,000,000 shares of the Company's common stock at $.05 per share. The
option vested on the date of grant and expires in October 2007.   The
following summary presents activity for the quarter ended September 30, 2003:

                              Options Outstanding and Exercisable
                              ------------------------------------
                                                            Wtg. Avg
                              Number of   Exercise Price Exercise Price
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
                              ==========   ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-looking Statements

 "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Certain statements in this report, including statements of Pinnacle Resources, Inc. ("Pinnacle") and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Condensed Consolidated Financial Statements, contain forward-looking statements relating to the expected capabilities of Pinnacle , as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties
that  are  outside  Pinnacle's  and/or  management's  control.   Such
forward-looking statements include expressions of belief, expectation, contemplation, estimation and other expressions not relating to historical facts and circumstances. These forward-looking statements are subject to numerous risks and uncertainties, including the risk that (i) other companies will develop products and services perceived to be superior than the present and proposed products and services of Pinnacle; (ii) the products and services may not be marketed effectively by Pinnacle; (iii) potential customers may find other products and services more suitable for the applications marketed by Pinnacle; (iv) the future outcome of regulatory and litigation matters are not determinable; (v) the assumptions described in this report underlying such forward-looking statements as well as other risks that may cause such statements not to prove accurate. Any projections or estimates herein made assume certain economic and industry conditions and parameters subject to change. Any opinions and/or projections expressed herein are solely those of Pinnacle and are subject to change without notice. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors including those described in the context of such forward-looking statements.

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

Liquidity

During the quarter ended September 30, 2003, our ability to generate adequate amounts of cash to meet our needs came from the sale of Anooraq common stock. Our subsidiary (Van Mag), affiliate (Titan) and joint venture (Diamonaire) used liquidity in the quarter. Sales of Anooraq common stock
provided us with $819,148 in cash during the quarter.   Our cash position
increased from $215,919 at June 30, 2002 to $710,334 at September 30, 2003 as a result. However, during the quarter we disposed of all our remaining shares of Anooraq common stock. As of September 30, 2003, we can no longer rely on Anooraq stock sales as a source of liquidity.

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

Dated:  November 24, 2003

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

Date:  November 24, 2003

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

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:  November 24, 2003

/s/Robert A. Hildebrandt
--------------------------------
Robert A. Hildebrandt, Chief Financial Officer