Form 10QSB
period 2003-12-31
PINNACLE RESOURCES INC
filed 2004-02-20
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended December 31, 2003

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, December 31, 2003:

  Common Stock  -  15,018,050

PART I
Item I - FINANCIAL STATEMENTS


                        PINNACLE RESOURCES, INC.
          Index to Condensed Consolidated Financial Statements


                                                                 Page

Condensed Consolidated Balance Sheet
  at December 31, 2003 (unaudited)                                  3

Condensed Consolidated Statements of Operations
  for the six and three months ended
  December 31, 2003 and 2002 (unaudited)                            4

Condensed Consolidated Statements of Cash Flows
  for the six months ended  December 31, 2003
  and 2002 (unaudited)                                              5

Notes to Condensed Consolidated Financial Statements (unaudited)    6

                        PINNACLE RESOURCES, INC.
                  Condensed Consolidated Balance Sheet
                           December 31, 2003
                               (unaudited)

                                 Assets
Current assets:
  Cash                                                     $  172,299
  Accounts and notes receivable, net (Note 4)                  90,726
                                                           ----------
    Total current assets                                      263,025

Other investments, at cost                                    152,699
Property and equipment, net of accumulated depreciation       272,313
Other assets:
  Equity in net assets of unconsolidated subsidiary (Note 6)  172,950
  Goodwill                                                    288,234
  Due from related party (Note 2)                              37,187
                                                           ----------
                                                           $1,186,408
                                                           ==========

                  Liabilities and Shareholders' Equity
Current liabilities:
  Accounts and notes payable                               $   58,701
                                                           ----------
    Total current liabilities                                  58,701

Other liabilities:
  Due to related party (Note 2)                                20,000
  Minority interest in net liabilities of consolidated
   subsidiaries                                                18,939
                                                           ----------
    Total liabilities                                          97,640
                                                           ----------

Shareholders' equity:
  Net deficit of affiliate                                   (415,221)
  Common stock                                                    150
  Additional paid   in capital                              3,061,049
  Accumulated comprehensive loss                              151,884
  Retained deficit                                         (1,709,094)
                                                           ----------
    Total shareholders' equity                              1,088,768
                                                           ----------
                                                           $1,186,408
                                                           ==========





See accompanying notes to condensed consolidated financial statements.

                        PINNACLE RESOURCES, INC.
             Condensed Consolidated Statements of Operations
                               (unaudited)

                                           Six Months Ended        Three Months Ended
                                             December 31,           December 31,
                                          2003         2002         2003         2002
                                       ----------   ----------   ----------   ----------
Operating expenses:
  Prospecting costs.                   $   56,988   $    6,209   $   (9,008)  $    5,884
  General and administrative costs        420,010      229,359      277,197      168,279
  Stock     based compensation costs            -        3,600            -            -
  Consulting expenses paid to related
   parties (Note 2)                        89,000       25,188       14,500       15,772
                                       ----------   ----------   ----------   ----------
    Total operating expense               565,998      264,356      282,689      189,935
                                       ----------   ----------   ----------   ----------
    Operating loss                       (565,998)    (264,356)    (282,689)    (189,935)
Non-operating income:
  Gain on sale of subsidiary (Note 5)   1,239,053      752,430            -      130,782
  Gain on sale of stock (Note 5)                -      301,646            -        9,457
  Deficit in net loss of unconsolidated
   subsidiary (Note 6)                    (79,137)           -     (117,124)           -
  Interest income                          83,557            -       28,813            -
  Other income (expense), net              22,174       25,059       13,084       25,059
Interest (expense):
  Related party (Note 2)                        -         (243)           -         (243)
  Other                                         -            -       19,308            -
                                       ----------   ----------   ----------   ----------
    Income (loss) before income taxes     699,649      814,536     (338,608)     (24,880)
  Income tax provision (Note 7)                 -            -            -            -
                                       ----------   ----------   ----------   ----------
                                          699,649      814,536     (338,608)     (24,880)
  Minority interest in loss of
   consolidated subsidiary                 18,939            -      (21,755)           -
                                       ----------   ----------   ----------   ----------
    Net income (loss)                  $  718,588   $  814,536   $ (360,363)  $  (24,880)
                                       ==========   ==========   ==========   ==========
Basic and diluted income (loss)
 per share                             $     0.04   $     0.05   $    (0.02)  $    (0.00)
                                       ==========   ==========   ==========   ==========
Weighted average common shares
 outstanding                           17,133,164   15,254,717   17,543,050   15,254,717
                                       ==========   ==========   ==========   ==========





See accompanying notes to condensed consolidated financial statements.

                        PINNACLE RESOURCES, INC.
            Condensed Consolidated Statements of Cash Flows
                               (unaudited)

                                                  Six Months Ended
                                                    December 31,
                                                 2003         2002
                                              ----------   ----------
Cash flows from operating activities:
      Net cash provided by (used in) operating
       activities                             $  467,871   $ (312,725)
                                              ----------   ----------
Cash flows from investing activities:
  Cash invested in gasification technology      (125,150)           -
  Advances to affiliates                        (123,000)           -
  Cash received from the sale of marketable
   securities                                          -      702,840
  Purchase of equipment                          (51,769)    (108,882)
  Proceeds from the sale of joint venture partner      -       25,000
  Other corporate investments                    (27,549)           -
  Issuance of promissory notes                   (50,000)           -
  Net, advances made to joint venture
   partner (Note 5)                             (134,023)    (300,000)
                                              ----------   ----------
      Net cash (used in) provided by investing
        activities                              (511,491)     318,958
                                              ----------   ----------
Cash flows from financing activities:
  Proceeds from loans                                  -       20,000
                                              ----------   ----------
      Net cash provided by financing activities        -       20,000
                                              ----------   ----------

      Net change in cash                         (43,620)      26,233

Cash:
  Beginning of period                            215,919        4,834
                                              ----------   ----------
  End of period                               $  172,299   $   31,067
                                              ==========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                  $        -   $    5,071
                                              ==========   ==========
    Income taxes                              $        -   $        -
                                              ==========   ==========

Non-cash financing and investing activities:
  Common stock issued as repayment for debt.  $        -   $  150,000
                                              ==========   ==========
  Unrealized holding gain                     $        -   $3,483,620
                                              ==========   ==========





See accompanying notes to condensed consolidated financial statements.

                        PINNACLE RESOURCES, INC.
          Notes to Condensed Consolidated Financial Statements
                              (Unaudited)


Note 1.  Basis of presentation

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


Note 2.  Related Party transactions

The Company paid consulting fees to related parties totalling $89,000 and $25,188, respectively, during the three months ended December 31,
2003 and 2002.   As of December 31, 2003, $25,000 was due to related
parties for consulting fees.

The president of the Company owes the Company $10,486 at December 31, 2003 for legal fees paid on his behalf. The payment of legal fees was recorded as due from related party in the accompanying condensed, consolidated financial statements.

During the six months ended December 31, 2003, the Company provided venture debt financing totalling $134,023 to Diamonaire Exploration
(Pty) (Ltd) to fund its start up costs. Diamonaire is a joint venture with Ocean Options (Pty) (Ltd). According to the joint venture agreement, the advances carry an interest rate of 10 percent and are to be repaid in US dollars. The loan must be repaid prior to any distributions to the joint ventures. The Company accrued approximately $ 47,184 in interest receivable through December 31, 2003.

Note 3.  Lines of credit

The Company has four lines of credit for a total of $100,000, of which, $100,000 was unused at December 31, 2003. Advances made on the lines of credit carry an interest rate of prime plus one percent and may be extended annually with the consent of the financial institution. The credit lines are personally guaranteed by the president of the Company.

Note 4.  Accounts and notes receivable

Accounts and notes receivable consisted of the following at December
31, 2003:

     Subrent receivable                       $   15,217
     Interest receivable                          40,509
     Short-term note                              25,000
     Short-term note receivable                   10,000
                                              ----------
                                              $   90,726
                                              ==========

Note 5.  Sale of marketable equity securities

In fiscal 2002, the Company exchanged its holdings of Plateau Resources
(Pty) Ltd. (Plateau) common stock for 7,000,000 shares of Anooraq Resources, Ltd., common stock. The Company recognized gain on the Plateau sale, ratably, as the Anooraq common shares were sold. The Company also recognized market gains and losses during the periods in which it held any Anooraq shares.

During the six months ended December 31, 2003, the Company sold 2,543,000 shares of Anooraq common stock for gross proceeds of $819,148. These shares represented the remaining shares of Anooraq common stock held in the Company's portfolio. The Company recorded a gain on the sale of Plateau totalling $1,239,053. No gain on the sale of marketable securities was recorded for the six-month period. Through December 31, 2003, the Company has disposed of all 7,000,000 shares of its holdings in Anooraq common stock.

During the six months ended December 31, 2002, the Company sold 1,499,500 shares of Anooraq Resources, Ltd. common stock for gross proceeds of $702,840. The Company recorded a gain on the sale of Plateau Resources (Pty) Ltd. totalling $752,430 and a gain on the sale of marketable securities totalling $301,646 during the six months ended December 31, 2002.


Note 6.  Equity in net assets of unconsolidated subsidiary

During the six months ended December 31, 2003, the Company invested $134,023 in Diamonaire Exploration (Pty) Ltd. (Diamonaire), a fifty percent owned joint venture. Diamonaire is owned jointly with Ocean Options (Pty) Ltd. Diamonaire owns 80 percent of the issued and outstanding of Ocean Exploration, (Pty) Ltd. The remaining 20 percent of the issued and outstanding common stock of Ocean Exploration is held by Poseidon Divers, (Pty) Ltd. The business purpose of the joint venture is to mine diamonds off the west coast of South Africa using new technology developed by Ocean Options (Pty) Ltd. Except for the Company, all entities referred to are Republic of South Africa
companies.   The following condensed balance sheet includes the
accounts of Diamonaire and its 80 percent-owned subsidiary Ocean Exploration, (Pty) Ltd.

     Cash                                                  $    3,119
     Receivables                                               12,357
     Property and equipment                                   358,191
                                                           ----------
          Total assets                                     $  373,667
                                                           ==========

     Accounts payable and accrued liabilities              $    1,493
     Debt                                                      11,493
     Other liabilities                                         27,171
                                                           ----------
                                                               40,157
                                                           ----------
     Shareholders' equity                                     333,510
                                                           ----------
          Total liabilities and shareholders' equity       $  373,667
                                                           ==========

Through December 31, 2003, the Company has invested $473,630 in the joint venture. The Company's equity in Diamonaire's net assets as of December 31, 2003 is $172,950. The accompanying condensed, consolidated financial statements include goodwill totalling $288,234 related to the investment in the joint venture.


Note 7.  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company offset operating profits during the three months ended December 31, 2003 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.


Note 8.  Stock options

On October 2, 2002, the Company granted a Director an option to acquire 1,000,000 shares of the Company's common stock at $.05 per share. On the date of the granting o the option, the Company's stock was quoted
at $.03 bid, $.05 asked.   The option vested on the date of grant and
expires in October 2007.   The following summary presents activity for
the quarter ended December 31, 2003:

                                   Options Outstanding and Exercisable
                                  ------------------------------------
                                                             Wtg. Avg
                                  Number of         Exercise Price
                                    Shares      Per Share    Per Share
                                  ----------   ----------   ----------
Balance at June 30, 2003           1,000,000   $     0.05   $     0.05
  Options granted                          -            -            -
  Options exercised                        -            -            -
  Options expired                          -            -            -
                                  ----------   ----------   ----------
Balance at December 31, 2003       1,000,000   $     0.05   $     0.05
                                  ==========   ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations - the six months ended December 31, 2003 compared with the six months ended December 31, 2002

We reported a net profit of $718,588 ($.0478 per share) for the six months ended December 31, 2003, as compared to a net profit of $814,536 ($.05 per share) for the year earlier period. Our net profit resulted from the sale of a subsidiary, Plateau Resources. When we sold Plateau in fiscal 2002, we deferred our gain of approximately $3.7 million on the sale because we received as consideration 7 million shares of stock
in Anooraq and no cash.   Our accounting policy is to recognize a
portion of the deferred gain when we sell the Anooraq stock for cash consideration. We also recognized a gain on the stock itself, as we originally calculated our gain based on an Anooraq stock price of
approximately $.18 per share.   Through December 31, 2003, we have sold
all 7,000,000 shares of Anooraq stock. We had no shares of Anooraq common stock remaining at December 31, 2003.

General and administrative expenses increased approximately 58 percent, from $229,359 for the six months ended December 31, 2002, to $362,301 for the six months ended December 31, 2003 primarily due to the readying for start-up of the Titan commercial operations and investigation of other investments.

Consulting expenses paid to related parties increased from $25,188 for the six months ended December 31, 2002, to $146,709 for the six months ended December 31, 2003 primarily due to the increased activity of both Titan and Diamonaire.

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


Liquidity

During the six months ended December 31, 2003, our ability to generate adequate amounts of cash to meet our needs came from the sale of Anooraq common stock. Our subsidiary (Van Mag), affiliate (Titan) and joint venture (Diamonaire) used liquidity in the period. We also invested approximately $202,700 in other ventures during the period. Sales of Anooraq common stock provided us with $819,148 in cash during
the period.   However, our cash position decreased from $215,919 at
June 30, 2003 to $172,299 at December 31, 2003 as a result. During the period we disposed of all our remaining shares of Anooraq common stock. As of December 31, 2003, we can no longer rely on Anooraq stock sales as a source of liquidity.

Van Mag
This subsidiary is not expected to generate cash flow until such time as we sell it or we commence mining operations. We are currently applying for a mining authorization from the South African government. We advanced VanMag $48,000 for fees and mining permits during the period.

Titan Processors
Pinnacle provided Titan with approximately $75,000 in financing during the period which was used to purchase new equipment for our tantalum refinery in Johannesburg, South Africa. Pinnacle has provided Titan with $477,712 in financing since the inception of the project. Titan is expected to begin refining tantalum and niobium in the current fiscal year. Pinnacle's financing must be repaid prior to the payment of dividends to shareholders.

Diamonaire joint venture
We loaned Diamonaire approximately $134,023 during the six months ended December 31, 2003 which paid for the construction of diamond recovery equipment that will be used to recover diamonds along the coastline of
Africa.   Pinnacle has provided Diamonaire with $473,630 in financing since the inception of the project. Our venture partner has agreed that our loan would be repaid prior to any cash distributions to the venture partners. We own approximately 50 percent of the joint venture that owns 80 percent of the operating company, Ocean Exploration, a South African company.


Financial condition

Investments
Our trading portfolio at year-end was comprised exclusively of Anooraq common stock. During the quarter ended December 31, 2003, we sold all of our remaining shares of Anooraq common stock (2,543,000 shares) for
$819,148.   At December 31, 2003; we no longer have any shares of
Anooraq stock.

We invested $125,150 in a gasification venture; we issued promissory notes totalling $50,000 and made other corporate investments totalling $27,549 during the six months ended December 31, 2003. We expect to begin to receive returns on these investments during the next quarter. We may not cash out on the total investment for up to two years. In addition, there is no assurance that the investments will prove successful.

Property and equipment
Net property and equipment increased from $246,203 at June 30, 2003 to $272,313 at December 31, 2003. Provisions for depreciation in for the quarter ended December 31, 2003 and 2002 were $25,659 and $2,462, respectively. Net property additions consisted principally of tantalum refinery equipment.

Deferred gain-on-sale
Deferred gain from the sale of our Plateau Resources Pty. Ltd.
subsidiary decreased from $1,265,549 at June 30, 2003 to $-0- at December 31, 2003. We recognized the remaining deferred portion of our gain during the quarter as we sold the remaining shares of Anooraq common stock. In fiscal 2001, we received 7 million shares of Anooraq common stock as consideration for the sale of Plateau Resources.

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

Income taxes

In situations where a company has experienced net operating losses which cannot be offset through a carryback, the net operating losses may be realized as a carryforward up to 20 years in the future. Due to our substantial development stage losses in earlier years, we have a cumulative net operating loss for which we have recognized a benefit in the current year. However, the Financial Accounting Standards Board
(FASB) has concluded that tax benefits of loss carryforwards should not be recognized until they are actually realized, except in circumstances when realization is assured beyond any reasonable doubt at the time the loss carryforward arises. For this reason, we have recorded as valuation allowance in our accounting records for the future tax benefits of our loss carryforwards. Management believes that the current cumulative net operating loss may be fully realized in the current fiscal year


Item 3. Controls and Procedures

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

Dated:  February 19, 2004

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

Date:  February 19, 2004

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

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:  February 19, 2004

/s/Robert A. Hildebrand
--------------------------------
Robert A. Hildebrand, Chief Financial Officer