Form 10KSB/A
period 2003-06-30
PINNACLE RESOURCES INC
filed 2004-03-08
CIK 1043825

FORM 10-KSB/A
      SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C.  20549
 [X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended:
                   6/30/03
                      OR
 [ ] 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from     to

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

Pinnacle's revenues for its most recent fiscal year were $0.00. 0.00, but Pinnacle had gains on the sale of an asset totaling $3,224,219 as of June 30, 2003. The market value of Pinnacle's voting $.00001 par value common stock held by non-affiliates of Pinnacle was approximately $330,000.

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

 No documents are incorporated into the text by reference.

Transitional  Small  Business  Disclosure  Format  (check  one)
 Yes                No     x
     --------          --------

                     PART I

ITEM  1.    BUSINESS  General

A.   Business Development.   Pinnacle Resources, Inc.  is a
developmenwast stage company, incorporated pursuant to the laws of the State of Wyoming on January 6, 1995 under the name of Claremont House,
Corp.   On June 26, 1997, the Articles of Incorporation were amended to change the name of Pinnacle toto Pinnacle Resources, Inc. and to authorize 2,000,000 Preferred Shares with a par value of $.01 per Preferred Share. Additionally, Pinnacle effectuated a 1 for 3.3333 reverse stock split reducing the number of outstanding common shares from 500,000 to 150,000.


Pinnacle has had limited operations since its inception in 1995 due to
its lack of working capital..   Claremont House was originally
established with the idea of providing "Assisted Living Facilities" to
at risk (frail) senior citizens.   Management never commenced
operations regarding this venture due to a lack of funding. In June 1997, Pinnacle issued 4,000,000 (post split) Common Shares for cash at $.025 per Common Share for an aggregate of $100,000 to thirteen individuals who were then non-affiliates. Victory Minerals Corp., a holding company controlled by Glen Gamble, purchased 2,000,000 of those Common Shares.. The new owners of Claremont House, Corp. did not acquire Pinnacle in order to use Claremont House, Corp. or its predecessors, as the object of a merger or acquisition. Claremont House, Corp. was acquired, and its name changed to Pinnacle Resources, Inc., in order to more clearly identify its new mandated business purpose, which is to evaluate, structure, and complete a mergers with, or acquisition of, another unrelated privately-owned corporations. In the course of its activities, Pinnacle plans to arrange (or provide) funding for companies that it evaluates and will try to structure merger or acquisition opportunities so that conditions are advantageous
to Pinnacle.   Victory Minerals Corp., a holding company controlled by
Glen Gamble, purchased 2,000,000 of those Common Shares.    Currently,
Pinnacle in mining ocean diamonds, refining tantalum, and developing its vanadium/titanium property. All these activities are located in South Africa.

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

The Market Opportunity

The Company has (1) obtained mineral rights and is in the process of obtaining regulatory approval to begin mining and production of vanadium and titaniummagnetite in the Northern Province of South Africa, (2) sold its platinum rights in South Africa prior to beginning a massive drilling and exploration effort;and (3) agreed to partially fund a diamond recovery joint venture in the ocean off South Africa's west coast.; and (4) funded the construction of a tantalum refinery in Johannesburg, South Africa.

Vanadium/Titanium Project

In June 2000 Pinnacle concluded negotiations to acquire 100% ownership of Vanadium and Magnetite Exploration and Development (Pty) Ltd. (Vanmag) a South African corporation holding an exclusive 30-year mineral lease on five contiguous farms near Potgietersrus, South Africa. These properties are adjacent to, and run parallel to, Plateau's platinum-palladium properties.

The farms cover 17,188 acres within the Bushveld Complex, a region that accounts for 50 percent of the world's vanadium supply. They host a 6-metreer thick main bedlayer of magnetite, approximately 17 kilometers in strike length, which is believed to be the largest underdeveloped resource of Vanadium in the world. Indicated resource of the main magnetite layer to a depth of only 80 meters is estimated to be 100 million tonnes of magnetite containing 1.67 million tonnes of vanadium pentoxide. Assays from diamond core drilling show that the "run-of-mine ore" contains an average of 1.24% vanadium pentoxide and 11.88% titanium dioxide. The outcropping and shallow magnetite beds offer the potential oflayer constitutes a low cost open pit miningproposition.

Ross Glanville & Associates of Vancouver, Canada used the results of investigations undertaken by The Department of Mining Engineering and University of Witwatersrand for an economic valuation of the Vanadium properties. They concluded that over a 20-year project life, at an Annual Production Rate of 4,120 (four thousand one hundred and twenty) tonnes of ferrovanadium (FeV) and a price of $15 17/kg FeV, the operation showed a net present value (NPV) of $73.6$70 million USD (Seventy Three Million Six Hundred Thousand US Dollars).

Management is of the opinion that the vanadium and titanium property represents an excellent business opportunity, for the shareholders of Pinnacle. As of June 30, 2002, Pinnacle had succeededproceededto in obtaining water rights on the farms sufficient to accommodate a 40,000 tonne per month processing plant. along with surface disturbance permits but there is no definitive plan under negotiations, which would put the property into operation. Additionally Vanmag applied for a Mining Authorization, which is presently pending. In early 2003, Pinnacle concluded a sale of 1/3 of its Vanmag shares to Corridor Mining Ltd a Black Empowerment Group thus complying with South Africa's new mandate for black partners on State owned minerals.

Other than these two opportunities Pinnacle is not currently evaluating any development-stage companies with a view to making a loan or stock purchase or arranging funding or any loan proposal and has no contingent loan agreements which are subject to approval.Platinum

In 1995 the Company acquired Plateau Resources Pty Ltd, a South African corporation, which had been awarded Prospecting Rights on four farms, which had platinum mineralization. The Company funded an exploratory drilling program and was able to demonstrate that there was sufficient platinum mineralization to initiate a thorough drilling and development program. The Company sold 50% of Plateau to Anooraq Resources Inc of Vancouver Canada for cash and stock, and then two years later completed a tax-free exchange for seven million shares of Anooraq stock.
Pinnacle sold parcels of the Anooraq stock over the last 18 months to cover overhead and fund the start-up of the tantalum refinery and the Aqua-Walker and then the Company recently concluded a sale of the balance of it Anooraq stock for US$800,00.

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

Tantalum RefineryIntellectual Property

In February 2002, the Company acquired certain intellectual property from a South African inventor for cash and common stock equivalents. The intellectual property consists of a method to refine tantalum, vanadium, and titanium and tantalum ores. Tantalum is a precious metal used in electronics and space industry.
..


Foreign Operations

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

Subsidiaries


Vanadium and Magnetite Exploration and Development (Pty) Ltd. (Vanmag), a South African Corporation is owned 66.7% by Pinnacle; Diamonaire Pty Ltd is owned 50% by the Company and Ocean Options Pty Ltd; and Titan Intellectual Limited, a Nevada Corporation is wholly owned by Pinnacle..

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

Through Diamonaire Pty Ltd the Company holds Mining Contract Rights on four Offshore Diamond Concessions.

ITEM 3.    LEGAL PROCEEDINGS.

Secondly,Pinnacle entered into an agreement with Petty International Development Corporation to help create a European retail market for Pinnacle's stock and to arrange for the closing and completion of a private placement offering; and to secure a variety of mining ventures in South America. for which Pinnacle deemed worth to procure.

Toward this end Pinnacle had issued 3,000,000 shares of its common stock but by December 1, 2001 the PIDC had not performed and indeed had damaged the retail market for Pinnacle stock. In lieu of litigation at the time, PIDC, and Pinnacle voluntarily agreed to rescind the agreement calling for the return of the 3,000,000 shares that PNRR had issued.As of June 30, 2001 only 1,835,000 of the shares had been collected; 165,000 shares had been distributed to 3rd parties not beneficial to the company; and PIDC management had pledged 300,000 shares to a debtor of PIDC as collateral; and 700,000 shares were being held by PIDC for no valid reason. When PIDC subsequently refused to return the shares, Pinnacle had no alternative but to file legal action to stop PIDC from further breaching its agreement. A jury trial in July 2003 in the Houston District Court resulted in a verdict favorable to Pinnacle as the jury awarded the Company court costs of $50,000 plus $810,000 in damages as well as the return of the shares. The attorney must file with the courts to obtain a judgment and has an appointment date of September 29, 2003 to perfect or amend the jury award.
Largely, the outcome is in the hands of the presiding judge.

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

Basis of presentation of the financial statements

Our consolidated financial statements include the financial statements of Van mMag because we own a controlling interest in their common stock. Our consolidated financial statements also include the financial statements of Titan Processors even though we own no Titan voting stock. We exercise control over Titan through a majority of the seats on Titan's Board of Directors and through the impact of certain commercial arrangements that give us control over their operations. In our view, the consolidated financial statements would be incomplete without Titan. Our consolidated financial statements do not include the financial statements of Diamonaire because we share control of Diamonaire with our joint venture partner. Instead, we account for our interest in Diamonaire on an equity basis. Each accounting period, we adjust our investment in Diamonaire to equal our 50 percent interest in Diamonaire's net equity and we include our share of their loss in our operations. When we initially invested in Diamonaire, they were just starting up and had no assets; therefore we recorded goodwill for the excess of our investment over Diamonaire's net equity. We review our joint venture investment periodically for impairment.

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

In 1995, prior to his involvement with Pinnacle, Mr. Gamble, along with another party, invested in discounted insurance policies called
viatical settlements.   Mr. Gamble headed up this two party investment
in Viatica Fund and Viatica Management, LLC.   Viatica Fund was unable
to become liquid as the fund's insurance policies failed to mature, and even after eight years, the insurance policies are still in place.
Upon complaint from the other investor, the Colorado Securities Commission alleged that Mr. Gamble sold an unregistered security. Upon appeal by the Colorado Securities Commission of a lower court decision in favor of Mr. Gamble, the appellate court decided that the sale of a
viatical asset was the sale of an unregistered security.    In order to
avoid further litigation, Mr. Gamble accepted, on April 16, 2003, an Order of Permanent Injunction and Other Relief wherein Mr. Gamble neither admitted nor denied that the allegations in the complaint were
true.   Mr. Gamble did agree to be restrained and enjoined from
associating with anyone in the business of viatical settlements; or to offer for sale any security in Colorado that has not been registered; or is not exempt from registration; or from engaging in Colorado as a securities broker, investment adviser or investment adviser representative.

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

Date:    March 2, 2004

Pinnacle Resources, Inc.

/s/ Glen R. Gamble
------------------------------------
By:     Glen R. Gamble, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Pinnacle and in the capacities and on the dates indicated.

/s/ Glen R. Gamble                                 3/2/2004
- ------------------------------
Glen R. Gamble
President  and  Director
(chief executive officer)


/s/ Robert A. Hildebrand                            3/2/2004
- ------------------------------
Date:
Robert A. Hildebrand
Secretary/Treasurer and Director
(Chief Financial Officer)