Form 10KSB/A
period 2003-06-30
PINNACLE RESOURCES INC
filed 2004-03-16
CIK 1043825

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

In 1995, prior to his involvement with Pinnacle, Mr. Gamble, along with another party, invested in discounted insurance policies called
viatical settlements.   Mr. Gamble headed up this two party investment
in Viatica Fund and Viatica Management, LLC.   Viatica Fund was unable
to become liquid as only one of the fund's insurance policies matured, and even today, eight years later the remaining insurance policies are
still in place.    Based on an allegation that the funds had not been
distributed as agreed, the Colorado Securities Commission alleged that Mr. Gamble violated the anti-fraud provisions of the Colorado Securities Act. Upon appeal by the Colorado Securities Commission of a lower court decision in favor of Mr. Gamble, the appellate court
reversed the lower court decision.    In order to avoid further
litigation, Mr. Gamble accepted, on April 16, 2003, an Order of Permanent Injunction and Other Relief wherein Mr. Gamble neither admitted nor denied that the allegations in the complaint were true. Mr. Gamble did agree to be restrained and enjoined from associating with anyone in the business of viatical settlements; or to offer for sale any security in Colorado that has not been registered; or is not exempt from registration; or from engaging in Colorado as a securities broker, investment adviser or investment adviser representative. Additionally, Mr. Gamble is prohibited, in connection with the offer, sale or purchase of any security in the Colorado, directly or indirectly from violating the anti-fraud provisions of the Colorado Securities Act.

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

Date:    March 15, 2004

Pinnacle Resources, Inc.

/s/ Glen R. Gamble
------------------------------------
By:     Glen R. Gamble, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Pinnacle and in the capacities and on the dates indicated.

/s/ Glen R. Gamble                                 3/15/2004
- ------------------------------
Glen R. Gamble
President  and  Director
(chief executive officer)


/s/ Robert A. Hildebrand                            3/15/2004
- ------------------------------
Date:
Robert A. Hildebrand
Secretary/Treasurer and Director
(Chief Financial Officer)