Form 10QSB
period 2004-03-31
PINNACLE RESOURCES INC
filed 2004-05-27
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2004

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, March 31, 2004:

  Common Stock - 14,853,050

PART I
Item I - FINANCIAL STATEMENTS


                        PINNACLE RESOURCES, INC.
          Index to Condensed Consolidated Financial Statements


                                                                 Page

Condensed Consolidated Balance Sheet
  at March 31, 2004 (unaudited)                                    3

Condensed Consolidated Statements of Operations
  for the nine and three months ended
  March 31, 2004 and 2003 (unaudited)                              4

Condensed Consolidated Statements of Cash Flows
  for the nine months ended March 31, 2004
  and 2003 (unaudited)                                              5

Notes to Condensed Consolidated Financial Statements (unaudited)    6




<PAQGE>3
                        PINNACLE RESOURCES, INC.
                  Condensed Consolidated Balance Sheet
                             March 31, 2004
                               (unaudited)

                                 Assets
Current assets:
  Cash                                                     $   86,650
  Accounts and notes receivable                               113,516
                                                           ----------
    Total current assets                                      200,166

Property and equipment, net                                   296,096
Other assets:
  Investment in Joint Venture (Note 6)                        227,543
  Goodwill                                                      3,961
  Other                                                       212,619
                                                           ----------
                                                           $  940,385
                                                           ==========

                 Liabilities and Shareholders' Equity
Current liabilities:
  Accounts and notes payable                               $   61,283
  Indebtedness to related parties (Note 2)                    215,122
                                                           ----------
    Total current liabilities                                 276,405

Shareholders' equity:
  Preferred stock                                                   -
  Common stock                                                    150
  Additional paid-in capital                                3,061,048
  Accumulated comprehensive income                                  2
  Retained deficit                                         (2,397,220)
                                                           ----------
    Total shareholders' equity                                663,980
                                                           ----------
                                                           $  940,385
                                                           ==========





See accompanying notes to condensed consolidated financial statements.

                        PINNACLE RESOURCES, INC.
             Condensed Consolidated Statements of Operations
                               (unaudited)

                                          Nine Months Ended        Three Months Ended
                                              March 31,                 March 31,
                                          2004         2003         2004         2003
                                       ----------   ----------   ----------   ----------
Operating expenses:
  Prospecting costs                    $  108,214   $   23,617   $  102,005   $   17,408
  General and administrative costs        578,548      378,334      345,589      163,875
  Stock based compensation costs                0        3,600        3,600        3,600
  Consulting expenses paid to related
   parties (Note 2)                       105,700       61,138       80,512       17,450
                                       ----------   ----------   ----------   ----------
                                          792,462      466,689      531,706      202,333
                                       ----------   ----------   ----------   ----------
Income/loss before income taxes,
 nonoperating income and interest
 expense                                 (792,462)    (466,689)    (531,706)    (202,333)
  Gain on sale of common stock of
   subsidiary (Note 4)                  1,241,183    1,349,098      488,753      596,668
  Other nonoperating income (expense),
   net                                    120,225       22,487       95,166       (2,572)
Interest (expense)                           (330)      (8,009)         (87)      (7,766)
  Equity in loss of unconsolidated
   subsidiary                             (85,206)           -            -            -
                                       ----------   ----------   ----------   ----------
    Income/loss before income taxes       483,410      896,887       52,126      383,997

  Income tax provision (Note 6)                 -            -            -            -
                                       ----------   ----------   ----------   ----------
    Net income/loss                    $  483,410   $  896,887   $   52,126   $  383,997
                                       ----------   ----------   ----------   ----------
Other comprehensive income:
  Unrealized gain on available-for-sale
   securities  (Note 4)                         -      585,129     (301,646)     283,483
                                       ----------   ----------   ----------   ----------
    Comprehensive income/loss          $  483,410   $1,482,016   $ (249,520)  $  667,480
                                       ==========   ==========   ==========   ==========
Basic and diluted earnings (loss)
 per share                             $     0.03   $     0.01   $     0.00   $     0.02
                                       ==========   ==========   ==========   ==========
Weighted average common shares
 outstanding                           17,295,050   17,295,050   17,343,050   17,343,050
                                       ==========   ==========   ==========   ==========





See accompanying notes to condensed consolidated financial statements.

                        PINNACLE RESOURCES, INC.
             Condensed Consolidated Statement of Cash Flows
                               (unaudited)

                                                 Nine Months Ended
                                                     March 31,
                                                 2004         2003
                                              ----------   ----------
Cash flows from operating activities:
    Net cash provided by operating activities $  756,518   $  293,044
                                              ----------   ----------
Cash flows from investing activities:
  Cash received from sale of marketable
   securities                                          -      447,948
  Investment and loans to unrelated third
   parties                                      (258,699)    (299,454)
  Purchase of equipment                          (22,325)           -
  Proceeds from the sale of joint venture
   partner                                             -       25,000
  Advances made to joint venture partners       (654,763)    (300,000)
                                              ----------   ----------
    Net cash provided by (used in)
     investing activities                       (935,787)    (126,506)
                                              ----------   ----------

Cash flows from financing activities:
  Advances from officer/shareholder (Note 2)           -       50,000
  Proceeds from loans                             50,000       20,000
  Repayment of loans                                   -      (20,000)
                                              ----------   ----------
    Net cash provided by financing activities     50,000       50,000
                                              ----------   ----------

    Net change in cash                          (129,269)     216,538

Cash:
 Beginning of period                             215,919        4,834
                                              ----------   ----------
 End of period                                $   86,650   $  221,372
                                              ==========   ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                  $        -   $        -
                                              ==========   ==========
    Income taxes                              $        -   $        -
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


Note 2: Related Party Transactions

The Company paid consulting fees to related parties totalling $105,700 and $61,138, respectively, during the nine months ended March 31, 2004
and 2003.   As of March 31, 2004, $45,000 was due to related parties
for consulting fees.

In March 2003, a related party loaned the Company $50,000.  Interest is
payable in 3,500 shares of the Company's common stock.   During the
nine months ended March 31, 2004, certain related parties advanced $154,635 to the Company for working capital. As of March 31, 2004, $215,122 is due to related parties in the accompanying condensed, consolidated financial statements.


Note 3:  Lines of Credit

The Company has four lines of credit for a total of $100,000, of which, $65,000 was unused at March 31, 2004. Advances made on the lines of credit carry an interest rate of prime plus one percent and may be extended annually with the consent of the financial institution. The credit lines are personally guaranteed by the president of the Company.


Note 4:  Accounts and Notes Receivable

Accounts and notes receivable consisted of the following at March 31, 2004:

     Interest receivable                      $   27,665
     Short-term notes receivable                  60,000
                                              ----------
                                              $   87,665
                                              ==========

Note 5:  Sale of marketable equity securities

During the nine months ended March 31, 2003, the Company sold 2,671,500 shares of Anooraq Resources, Ltd. common stock for gross proceeds of $1,063,972 during the nine months ended March 31, 2003. The Company recorded a gain on the sale of Plateau Resources (Pty) Ltd. totaling $1,349,098 which is included in the determination of net income and an unrealized gain on the Anooraq common stock totaling $585,129 during the nine months ended March 31, 2003 which is included in comprehensive income.

Note 6:  Equity in net assets of unconsolidated subsidiary

During the nine months ended March 31, 2004, the Company invested $181,133 in Diamonaire Exploration (Pty) Ltd. (Diamonaire), a fifty percent owned joint venture. Diamonaire is owned jointly with Ocean Options (Pty) Ltd. Diamonaire owns 80 percent of the issued and outstanding of Ocean Exploration, (Pty) Ltd. The remaining 20 percent of the issued and outstanding common stock of Ocean Exploration is held by Poseidon Divers, (Pty) Ltd. The business purpose of the joint venture is to mine diamonds off the west coast of South Africa using new technology developed by Ocean Options (Pty) Ltd. Except for the Company, all entities referred to are Republic of South Africa
companies.   The following condensed balance sheet includes the
accounts of Diamonaire and its 80 percent-owned subsidiary Ocean Exploration, (Pty) Ltd.

     Cash                                             $   10,475
     Receivables                                         162,171
     Property and equipment                              382,964
                                                      ----------
       Total Assets                                   $  555,610
                                                      ==========

     Accounts payable and Accrued liabilities         $   13,837
     Shareholders' equity                                541,773
                                                      ----------
       Total liabilities and shareholders' equity     $  555,610
                                                      ==========

Through March 31, 2004, the Company has invested $526,740 in the joint venture. The Company's equity in Diamonaire's net assets as of March 31, 2004 is $227,543.

Note 7:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company offset operating profits during the nine months ended March 31, 2004 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 8:  Stock options

On October 2, 2002, the Company granted a Director an option to acquire 1,000,000 shares of the Company's common stock at $.05 per share. The
option vested on the date of grant and expires in October 2007.   The
following summary presents activity for the three quarters ended March
31, 2004:


                                               Options Outstanding and Exercisable
                                           -------------------------------------------
                                                                          Wtg. Avg
                                           Number of   Exercise Price   Exercise Price
                                            Shares       Per Share         Per Share
                                           ---------   --------------   --------------
Balance at June 30, 2003                   1,000,000    $     0.05       $      0.05
  Options granted                                  -    $        -       $         -
  Options exercised                                -    $        -       $         -
  Options expired                                  -    $        -       $         -
                                           ---------    ----------       -----------
Balance at March 31, 2004                  1,000,000    $     0.05       $      0.05
                                           =========    ==========       ===========

Note 9:  Common stock issuances

The Board of directors approved the issuance of 125,000 shares of common stock in exchange for consulting services. The shares were valued based on the quoted price of the stock on March 18, 2004.

The Board of directors approved the issuance of 3,500 shares of common stock in exchange for interest on a $50,000 short-term loan. The shares were valued based on the quoted price of the stock on March 18, 2004.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations - the nine months ended March 31, 2004 compared with the nine months ended March 31, 2003

We reported a net profit of $483,410 ($.03 per share) for the nine months ended March 31, 2004, as compared to a net profit of $896,887 ($.05 per share) for the year earlier period. Our net profit resulted from the sale of a subsidiary, Plateau Resources. When we sold Plateau in fiscal 2003, we deferred our gain of approximately $3.7 million on the sale because we received as consideration 7 million shares of stock
in Anooraq and no cash.   Our accounting policy is to recognize a
portion of the deferred gain when we sell the Anooraq stock for cash consideration. We also recognized a gain on the stock itself, as we originally calculated our gain based on an Anooraq stock price of
approximately $.18 per share.   Through March 31, 2004, we have sold
all 7,000,000 shares of Anooraq stock. We had no shares of Anooraq common stock remaining at March 31, 2004.

General and administrative expenses increased approximately 53 percent, from $378,334 for the nine months ended March 31, 2003, to $578,548 for the nine months ended March 31, 2004 primarily due to the readying for start-up of the Titan commercial operations and investigation of other investments.

Consulting expenses paid to related parties increased from $61,138 for the nine months ended March 31, 2003, to $105,700 for the nine months ended March 31, 2004 primarily due to the increased activity of both Titan and Diamonaire.

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

LIQUIDITY

During the nine months ended March 31, 2004, our ability to generate adequate amounts of cash to meet our needs came from the sale of Anooraq common stock. Our subsidiary (Van Mag), affiliate (Titan) and joint venture (Diamonaire) used liquidity in the period. We also invested approximately $202,132 in other ventures during the period. Sales of Anooraq common stock provided us with $819,148 in cash during
the period.   However, our cash position decreased from $215,919 at
June 30, 2003 to $86,650 at March 31, 2004 as a result. During the period we disposed of all our remaining shares of Anooraq common stock. As of March 31, 2004, we can no longer rely on Anooraq stock sales as a source of liquidity.

Van Mag
Pinnacle provided Van Mag with no financing during the quarter. This subsidiary is not expected to generate cash flow until such time as we sell it or we commence mining operations. We are currently applying for a mining authorization from the South African government. We advanced VanMag $48,000 for fees and mining permits during the period.

Titan Processors
Pinnacle provided Titan with approximately $118,190 in financing during the period which was used to purchase new equipment for our tantalum refinery in Johannesburg, South Africa. Pinnacle has provided Titan with $520,902 in financing since the inception of the project. Titan is expected to begin refining tantalum and niobium in the current fiscal year. Pinnacle's financing must be repaid prior to the payment of dividends to shareholders.

Diamonaire joint venture
We loaned Diamonaire approximately $187,133 during the nine months ended March 31, 2004 which paid for the construction of diamond recovery equipment that will be used to recover diamonds along the
coastline of Africa.   Pinnacle has provided Diamonaire with $526,740
in financing since the inception of the project. Our venture partner has agreed that our loan would be repaid prior to any cash distributions to the venture partners. We own approximately 50 percent of the joint venture that owns 80 percent of the operating company, Ocean Exploration, a South African company.

FINANCIAL CONDITION

Investments
Our trading portfolio at year-end was comprised exclusively of Anooraq common stock. During the quarter ended March 31, 2004, we sold all of our remaining shares of Anooraq common stock (2,543,000 shares) for $819,148. At March 31, 2004, we no longer have any shares of Anooraq stock.

We invested $125,150 in a gasification venture; we issued promissory notes totaling $50,000 and made other corporate investments totaling $37,469 during the nine months ended March 31, 2004. We expect to begin to receive returns on these investments during next fiscal year. We may not cash out on the total investment for up to two years. In addition, there is no assurance that the investments will prove successful.

Property and equipment
Net property and equipment increased from $246,203 at June 30, 2003 to $296,096 at March 31, 2004. Provisions for depreciation in for the nine months ended March 31, 2004 and 2003 were $40,175 and $25,659, respectively. Net property additions consisted principally of tantalum refinery equipment.

Deferred gain-on-sale
Deferred gain from the sale of our Plateau Resources Pty. Ltd. subsidiary decreased from $1,265,549 at June 30, 2004 to $-0- at March 31, 2004. We recognized the remaining deferred portion of our gain during the quarter as we sold the remaining shares of Anooraq common stock. In fiscal 2001, we received 7 million shares of Anooraq common stock as consideration for the sale of Plateau Resources.

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

 (a)   Reports on Form 8-K.
(b)   Exhibits.
       Exhibit 31   302 certification
       Exhibit 32   906 certification



                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 25, 2004

PINNACLE RESOURCES, INC

By: /s/ Glen R. Gamble
---------------------------
Glen R. Gamble, President and Director