Form 10KSB
period 2004-06-30
PINNACLE RESOURCES INC
filed 2004-10-13
CIK 1043825

FORM 10-KSB
      SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C.  20549
 [X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended:
                   6/30/04
                      OR
 [ ] 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from     to

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

The number of shares outstanding of Company's only class of common stock, as of June 30, 2004 was 16,523,050 shares of its $.00001 par value common stock.

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

Pinnacle has had limited operations since its inception in 1995 due to its lack of working capital. In June 1997, Pinnacle issued 4,000,000 (post split) Common Shares for cash at $.025 per Common Share for an aggregate of $100,000 to thirteen individuals who were then non-affiliates. Victory Minerals Corp., a holding company controlled by Glen Gamble, purchased 2,000,000 of those Common Shares. Claremont House, Corp. was acquired, and its name changed to Pinnacle Resources, Inc., in order to more clearly identify its new mandated business purpose, which is to evaluate, structure, and complete mergers with, or acquisition of, other unrelated privately-owned corporations. In the course of its activities, Pinnacle plans to arrange (or provide) funding for companies that it evaluates and will try to structure merger or acquisition opportunities so that conditions are advantageous
to Pinnacle.   Currently, Pinnacle is mining ocean diamonds, refining
tantalum, and developing its vanadium/titanium property.  All these
activities are located in South Africa.    Additionally, Pinnacle has
acquired control of a Ghana company that holds a prospecting claim.

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

Pinnacle has pursued a strategy of identifying and acquiring mineral interests in an environment of emerging opportunities. This approach of building its asset portfolio was successful because the results were the platinum properties as well as five contiguous claims, 17 kilometers in length, on what has been reported to be the largest undeveloped vanadium/titanium ore body in the world. These properties are held by a new subsidiary, Vanadium and Magnetite Exploration and Development Pty Ltd. (Vanmag) and the company has been awarded a 30 year Mineral Lease over these properties and recently the company completed a two year effort to secure sufficient water for the operation of a 40,000 ton per month processing plant on the property. Currently, Pinnacle is pursuing a Mining Authorization which, when granted, will allow Pinnacle to go forward with plans to produce the property.

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

The next opportunity of high interest was certain proprietary and patented know-how and technology that would separate vanadium and titanium from magnetite ore. This capability is also applicable for the separation and processing of tantalite ore. Consequently, the Company acquired the technology via a merger with Titan Intellectual and then licensed the technology to a new South African company, Titan Processors (Pty) Ltd, and agreed to finance Titan's start up with a financial loan commitment of up to $500,000 even though the contributions to date have exceeded that original commitment by $78,000. As of this date, Titan has completed its test processing runs and effectively produced high grade tantalum pentoxide and expects to start showing sale receipts within the fiscal year 2005 as the plant is being modified for commercial production capability.

Simultaneously, with the commitment to Titan, Pinnacle reviewed, and then agreed to fund, a new, patented ocean diamond recovery platform called "Aqua Walker". This invention was housed in Diamonaire Pty Ltd and the Company has loaned US$557,000 to Diamonaire to date. The Aqua Walker made its maiden walk at Seal Beach on the west coast of South Africa in April of 2003 and is expected to start commercial operations
toward the end of 2004.   In July of 2004, Diamonaire was allocated a
1.7 kilometer stretch of Geewal Beech on the South African west coast
by diamond concession holder, Trans Hex Pty Ltd.   This is where
Diamonaire intends to commence its commercial diamond recovery operations.

The Market Opportunity

The Company has (1) obtained mineral rights and subsequently a mining license to begin mining and production of vanadium and titanium in the Northern Province of South Africa, thus opening the door for Pinnacle to attract a joint venture industry partner, (2) sold its platinum rights in South Africa and used the cash and stock from that transaction to fund operations and two new ventures; (3) agreed to fund a diamond recovery joint venture in the ocean off South Africa's west coast; and (4) funded the construction of a tantalum refinery in Johannesburg, South Africa.

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

Management is of the opinion that the vanadium and titanium property represents an excellent business opportunity, for the shareholders of Pinnacle. As of June 30, 2002, Pinnacle had succeeded in obtaining water rights on the farms sufficient to accommodate a 40,000 tonne per
month processing plant.   Additionally Vanmag applied for a Mining
Authorization, which was granted in April of 2004. In early 2003, Pinnacle concluded a sale of 1/3 of its Vanmag shares to Corridor Mining Ltd a Black Empowerment Group thus complying with South Africa's new mandate for black partners on State owned minerals.

Platinum

In 1995 the Company acquired Plateau Resources Pty Ltd, a South African corporation, which had been awarded Prospecting Rights on four farms, which had platinum mineralization. The Company funded an exploratory drilling program and was able to demonstrate that there was sufficient platinum mineralization to initiate a thorough drilling and development program. The Company sold 50% of Plateau to Anooraq Resources Inc of Vancouver Canada for cash and stock, and then two years later completed a tax-free exchange for seven million shares of Anooraq stock.
Pinnacle sold parcels of the Anooraq stock over the last 18 months to cover overhead and fund the start-up of the tantalum refinery and the Aqua-Walker and then Pinnacle concluded a sale of the balance of it Anooraq stock for US$800,000.

Diamond Recovery Project

In March 2002 Pinnacle entered in to a 50/50 joint venture with Ocean Options Pty Ltd of South Africa to form Diamonaire Pty Ltd, which was formed to hold the patents and designs for the "Aqua Walker", a walking platform that walks into the ocean and performs the recovery of diamondiferous gravels from the ocean floor. This technology enables the company to mine certain offshore deposits that were previously inaccessible by conventional methods, i.e. boat and diver operations or beach operations. Diamonaire built the first "Aqua-Walker" platform and has completed its sea trials and demonstrated that the technology is capable of producing diamondiferous gravels off the difficult and
treacherous west coast of South Africa.   Diamonaire was allocated a
1.7 kilometer section of a diamond concession in July of 2004 by master diamond concessionaire, Trans Hex Pty Ltd, who will process diamonds out of the gravels harvested by the Aqua Walker and then pay 65% of the sale proceeds to Diamonaire.

Tantalum Refinery

In February 2002, Pinnacle acquired certain intellectual property from a South African inventor for cash and common stock equivalents. The intellectual property consists of a method to refine tantalum, vanadium, and titanium ores. Tantalum is a precious metal used in electronics and space industry.

Pinnacle licensed the intellectual property to Titan Processors (Pty) Limited (Titan), a newly formed South African company, owned by a South African mining group in exchange for a royalty of $1.00 per pound of tantalum oxide produced and sold under the license and a percentage of

Titan's net profits. In addition, Pinnacle agreed to fund the start up of a refinery and employ the inventor. A South African mining group agreed to provide the equipment and mining license to build a tantalite refinery utilizing the licensed technology in South Africa. The licensing agreement expires in ten years.

Pinnacle has been funding the construction and expansion of the tantalum refinery which is designed for processing tantalite mined throughout southern Africa and is expected to begin producing high purity tantalum pentoxide and niobium oxide for the electronics industry before the end of December 2004.

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

In December, Pinnacle acquired 446 shares in Orovi Ghana, a corporation that holds a gold prospecting claim on the reknowned Asbanti gold trand in central Ghana. Pinnacle expects to take control and full ownership of Orovi Ghana in 2005.

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


ITEM 2.  PROPERTIES.

In January 2000, Pinnacle moved its offices to 9600 E. Arapahoe Road, Suite 260, Englewood, Colorado 80112. Pinnacle pays $2,800 rent per month for its current office space and subleases two offices for $3,000 per month including copier, fax, telephone and secretarial. Pinnacle's offices consist of approximately 1,500 square feet of executive office
space and secretarial area.   Management believes that this space will
meet Pinnacle's needs for the foreseeable future.

Through its subsidiary, Vanmag, Pinnacle holds an exclusive 30-year Mineral Lease on five contiguous farms near Potgietersrus, South
Africa.

Through Diamonaire Pty Ltd the Company holds a Mining Contract Right on a 1.7 kilometer allocation of Beach and Offshore Diamond Concession located on the west coast of South Africa.

Pinnacle, through its shareholding in Orovi Ghana Ltd., holds a gold prospecting right on the Riyadh concession in the central district of the Republic of Ghana.


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

The district judge converted the damages claim into the return of the
2,825,000 shares held by the court.   Pinnacle retrieved the shares
from the court and returned them to the treasury.   Currently, Pinnacle
holds a $50,000 judgment against the plaintiff but Pinnacle has not expended the funds to perfect or collect on the judgment.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended June 30, 2004, no matters were submitted to a vote of Pinnacle's security holders, through the solicitation of proxies.

                    PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.   Pinnacle's common shares are listed in the over-
the-counter market.   As of June 30, 2004, there is only a limited
market for Pinnacle's common shares.

The following table sets forth the range of high and low bid quotations for Pinnacle's common stock for each quarter of the last two fiscal
The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended        High Bid            Low Bid
9/30/01                 1.48               1.02
12/31/01                1.02                .52
3/31/02                  .25                .09
6/30/02                  .18                .05
9/30/02                  .12                .04
12/31/02                 .07                .03
3/31/03                  .05                .03
6/30/03                  .05                .03
9/30/03                  .07                .05
12/31/03                 .08                .08
3/31/04                  .16                .13
6/30/04                  .17                .14

The approximate number of holders of record of Pinnacle's $.00001 par value common stock, as of June 30, 2004 and September 30, 2004 was 391.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General Information Concerning the Company

Since inception, we have acquired interests in four South African entities:

1.   Plateau Resources (Pty) (Ltd), (Plateau);
2.   Vanadium and Magnetite Exploration and Development (Pty) (Ltd),
       (Van Mag);
3.   Titan Processors (Pty) (Ltd), (Titan); and
4.   Diamonaire Joint Venture.

In fiscal 2003 and 2002, we sold our interest in Plateau to Anooraq Resources (Pty) (Ltd), a South African company for 7 million shares of
Anooraq common stock.   Anooraq is exploring the property.

In addition, we have acquired an interest in a Republic of Ghana company, which holds a gold prospecting claim.

In addition, we loaned funds to three domestic companies to fund their research and development and we made an equity investment in a start-up domestic company.

Basis of presentation of the financial statements

Our consolidated financial statements include the financial statements of Van Mag because we own a controlling interest in their common stock. Our consolidated financial statements also include the financial statements of Titan Processors even though we own no Titan voting stock. We exercise control over Titan through a majority of the seats on Titan's Board of Directors and through the impact of certain commercial arrangements that give us control over their operations. In our view, the consolidated financial statements would be incomplete without Titan. We changed our method of accounting in Diamonaire Exploration Pty. Ltd. We now consolidate Diamonaire and formerly, we accounted for Diamonaire on the equity method.

Results of operations

We reported a net loss of $415,866 ($.02 per share) for the year ended June 30, 2004, as compared to a net profit of $2,475,648 ($.14 per share) for the year earlier period. Our net profit resulted from the sale of a subsidiary, Plateau Resources. We accepted 7,000,000 shares of Anooraq stock in exchange for Plateau. We had 2,543,000 shares of Anooraq common stock remaining at June 30, 2003. We sold those shares in August 2003 for $.33 per share.

General and administrative expenses increased approximately 98 percent, from $605,797 for the year ended June 30, 2003 to $1,196,674 for the year ended June 30, 2004 primarily due to the readying for start-up of Titan and Diamonaire commercial operations and due diligence on other potential investments.

Consulting expenses paid to related parties increased approximately 23 percent, from $104,435 for the year ended June 30, 2003, to $128,700 for the year ended June 30, 2004 primarily due to the increased activity of both Titan and Diamonaire and due diligence on other potential investments.

Allowance for uncollectible notes receivable increased by 100 percent, from $-0- for the year ended June 30, 2003 to $53,369 for the year ended June 30, 2004, because we set up reserves for principal and interest related to two loans that we made to unrelated third-parties.

Stock-based compensation increased from $2,700 for the year ended June 30, 2003 to $145,850 reflecting an increase in the quoted market price of our common stock. We issued 1,035,000 shares to unrelated consultants for investor relations and public relations services valued at an average priced of $0.14 per shares.

Gain on sale of subsidiary decreased from $1,722,031for the year ended June 30, 2003 to $1,379,103 because the price of Anooraq common stock decreased from the year earlier period and because we sold fewer shares of Anooraq common.

Inflation has not affected our operation.

However, the impact of a weakening US dollar has impacted our operations. In 2001, we could purchase 13 South African Rand for $1.00. As of June 30, 2004, the exchange rate was 6.5 Rand to $1.00, seriously eroding our ability to finance South African operations. Unrealized losses from foreign currency translations are included in income.


Liquidity

In fiscal years 2003 and 2004, our ability to generate adequate amounts of cash to meet our needs came from the sale of Anooraq common stock. Our subsidiaries (Van Mag and Diamonaire) and affiliate (Titan) used liquidity in those fiscal years. Sales of Anooraq common stock provided us with $1,533,872 in cash in fiscal 2003 as compared with
$819,148 in cash in fiscal 2004.   Our cash position decreased from
$216,130 at June 30, 2003 to $55,327 at June 30, 2004 as a result.
Until our subsidiaries commence operations and provide consolidated cash flows, we will rely on our own common stock sales and proceeds from borrowings. We have a commitment for $450,000 in convertible debt financing expected to close in the second quarter of fiscal 2005.
Until we receive these proceeds, and there is no assurance that we will receive these proceeds, we will rely on principal shareholders to fund operations.

Van Mag
This subsidiary is not expected to generate cash flow until such time as we sell it or we commence mining operations. In 2004, we paid a deposit of approximately $39,000 for a performance bond to ensure asset retirement obligations and for mineral lease fees. Mining authorization was granted in fiscal year 2004. Profits from a sale or from mining operations, if any, would be shared (1/3rd) with our minority interest holder.

Titan Processors
Titan did not provide any operating revenue in fiscal 2004. The world-wide tantalum market was depressed in fiscal 2004. However, markets are improving.

Diamonaire joint venture
We own approximately 50 percent of the joint venture that owns 80 percent of the operating company, Ocean Exploration, a South African company. The mining equipment has been tested and is operational. Mining did not provide any operating revenue in fiscal 2004. A new diamond mining concession has been obtained and we expect to commence mining operations in fiscal 2005.

Financial condition

Investments

Our trading securities were comprised exclusively of Anooraq stock. The fair value of our Anooraq investment decreased from $819,148 (2,543,000 shares) to $-0- (-0- shares) during the year ended June 30, 2004 due to the sale of our final tranche of Anooraq stock in August 2003. At June 30, 2004, we had no shares of Anooraq stock.

Property and equipment
Property and equipment increased from $246,203 at June 30, 2003 to $586,317 at June 30, 2004. Provisions for depreciation in fiscal 2004 and 2003 were $134,080 and $55,212, respectively. Net property additions were $341,114 in fiscal 2004. We completed construction of the aforementioned tantalum refinery in fiscal 2003 and we increased production capacity on fiscal 2004.

Deferred revenue

Deferred revenue decreased from $1,265,549 at June 30, 2003 to $-0- at June 30, 2004 as we sold the remaining shares of Anooraq stock in August 2003.

Net deficit of affiliate

This refers to the net deficit in equity of our affiliate, Titan
Processors.

Our strategy in the near future is to continue to focus on developing a substantial share of the world tantalum market and recovering diamonds using our new equipment. We will continue to study the feasibility of mining magnetite and recovering the contained vanadium and titanium. We are searching for an industry partner to joint venture the installation of a processing facility. Through our association with Dr. Jan Becker, we possess a proprietary technology to separate and recover these co-products from the iron ore. We believe that our future success will depend on our ability to develop our current businesses and to invest wisely in new businesses.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        PINNACLE RESOURCES, INC.
                                Index to
                    Consolidated Financial Statements


                                                              Page
                                                           ----------

Independent Auditors' Report                                   F-2

Consolidated Balance Sheet at June 30, 2004                    F-3

Consolidated Statements of Operations for the years ended
 June 30, 2004 and 2003                                        F-4

Consolidated Statements of Other Comprehensive Income
 for the years ended June 30, 2004 and 2003                    F-5

Consolidated Statement of Changes in Shareholders' Equity
 for the period from July 1, 2002 through June 30, 2004      F-6, 7

Consolidated Statements of Cash Flows for the years
 ended June 30, 2004 and 2003                                F-8, 9

Notes to Consolidated Financial Statements                    F-10

                      INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Pinnacle Resources, Inc.

We have audited the accompanying consolidated balance sheet of Pinnacle Resources, Inc. and subsidiaries as of June 30, 2004 and the related consolidated statements of operations, other comprehensive income, changes in shareholders' equity, and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Resources, Inc. and subsidiaries as of June 30, 2004 and the results of their operations and their cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its joint venture agreement effective June 30, 2004.


Cordovano and Honeck, P.C.
Denver, Colorado
August 30, 2004

                        PINNACLE RESOURCES, INC.
                      Consolidated Balance Sheet
                             June 30, 2004

                                Assets
Current assets:
  Cash                                                     $   55,327
  Receivables                                                  57,127
                                                           ----------
      Total current assets                                    112,454

Advances to unrelated third-parties, net of allowance
 (Note 3)                                                      16,380
Property and equipment, net of accumulated depreciation
 (Note 4)                                                     586,317
Indebtedness of related parties-not current (Note 2)           16,864
Other assets                                                   66,391
                                                           ----------
                                                           $  798,406
                                                           ==========

                  Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                 $   54,612
  Notes payable:
    To Bank                                                    50,000
    To related party (Note 5)                                  50,000
  Other current liabilities                                     2,018
  Due to related party (Note 2)                                15,000
                                                           ----------
      Total current liabilities                               171,630
                                                           ----------

Due to related party, not current (Note 2)                    106,115

Minority interest in net assets of consolidated subsidiary     35,059
                                                           ----------
                                                              312,804

Commitment (Note 9)                                                 -

Shareholders' equity (Notes 6 & 7):
  Net deficit of affiliate                                        (10)
  Preferred stock , $.01 par value; authorized 2,000,000
   shares,issued and outstanding -0- shares                         -
  Common stock , $.00001 par value;  authorized 500,000,000
   shares, issued and outstanding 16,523,050 shares               165
  Additional paid-in capital                                3,306,033
  Accumulated other comprehensive income                      570,685
  Accumulated deficit                                      (3,391,271)
                                                           ----------
      Total shareholders' equity                              485,602
                                                           ----------
                                                           $   798,406

See accompanying notes to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
                  Consolidated Statements of Operations

                                                Years Ended June 30,
                                                 2004         2003
                                              ----------   ----------
Operating expenses:
  Prospecting costs                           $  242,157   $   13,399
  General and administrative costs             1,196,674      605,797
  Consulting expenses paid to related
   parties (Note 2)                              128,700      104,435
  Stock-based compensation:
    Professional services                        145,850        2,700
    Provision for uncollectible notes
     receivable (Note 3)                          53,369            -
                                              ----------   ----------
      Total operating expenses                 1,766,750      726,331
                                              ----------   ----------

Loss before income taxes, nonoperating income,
 interest expense and minority interest       (1,766,750)    (726,331)

Non-operating income:
  Gain on sale of subsidiary                   1,379,103    1,722,031
  Other nonoperating income (expense),net         34,711    1,502,188
  Interest income (expense), net                 (62,932)     (15,550)
                                              ----------   ----------
      Income/loss before income taxes
        and minority interest                   (415,868)   2,482,338
                                              ----------   ----------
  Income tax provision (Note 8)                        -            -
                                              ----------   ----------
      Income/loss before minority interest      (415,868)   2,482,338
                                              ----------   ----------
Minority interest in net loss of consolidated
 Subsidiary                                            2       (6,690)
                                              ----------   ----------
      Net income/loss                         $ (415,866)  $2,475,648
                                              ==========   ==========
Basic and diluted income/loss per share       $    (0.02)  $     0.14
                                              ==========   ==========
Weighted average common shares outstanding    16,642,024   17,388,383
                                              ==========   ==========





See accompanying notes to consolidated financal statements.

                        PINNACLE RESOURCES, INC.
          Consolidated Statements of other Comprehensive Income


                                                Years Ended June 30,
                                                 2004         2003
                                              ----------   ----------

Net income/loss                               $ (415,866)  $2,475,648

  Other comprehensive income/loss , net of tax:
    Unrealized holding gain                            -   (2,100,000)
    Foreign currency translation                 575,518      (11,741)
                                              ----------   ----------
      Comprehensive income                    $  159,652   $  363,907
                                              ==========   ==========





See accompanying notes to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
        Consolidated Statements of Changes in Shareholders' Equity

                                                                         Additional
                                    Titan            Common Stock         Paid-in
                                  Processors     Shares        Par         Capital
                                  ----------   ----------   ----------   ----------
          Balance, July 1, 2002   $        -   17,253,050   $      173   $3,051,475
Issuance of common stock in
 exchange for joint venture at
 $.03 per share (Note 7)                   -      200,000            1        5,999
Issuance of common stock in
 exchange for services at
 $.03 per share (Note 7)                   -       90,000            1        2,699
Net deficit of affiliate             (34,842)           -            -            -
Net income for the year ended
 June 30, 2003                             -            -            -            -
Comprehensive loss                         -            -            -            -
                                  ----------   ----------   ----------   ----------
          Balance, June 30, 2003     (34,842)  17,543,050          175    3,060,173

Issuance of common stock in
 exchange for services at $0.14
 (average) per share (Note 7)              -    1,035,000           10      145,840

Exercise of stock options (Note 7)         -      770,000            8       99,992
Settlement of lawsuit/return of
 shares to the Treasury and
 cancelled (Note 7)                        -  (2,825,000)          (28)          28
Affiliate adjustment                  34,832           -             -            -
Net loss for the year ended
 June 30, 2004                             -            -            -            -
Other comprehensive income                 -            -            -            -
                                  ----------   ----------   ----------   ----------
          Balance, June 30, 2004  $      (10)  16,523,050   $      165   $3,306,033
                                  ==========   ==========   ==========   ==========





See accompanying notes to consolidated financial statements.





                        PINNACLE RESOURCES, INC.
        Consolidated Statements of Changes in Shareholders' Equity
(Continued)

                                             Accumulated
                                                Other
                                            Comprehensive  Accumulated
                                             Income/Loss    Deficit       Total
                                             -----------   -----------   ----------
          Balance, July 1, 2002              $ 2,106,908    (5,451,053)  $ (292,497)
Issuance of common stock in
 exchange for joint venture at
 $.03 per share (Note 7)                               -             -        6,000
Issuance of common stock in
 exchange for services at
 $.03 per share (Note 7)                               -             -        2,700
Net deficit of affiliate                               -             -      (34,842)
Net income for the year ended June 30, 2003            -     2,475,648    2,475,648
Comprehensive loss                            (2,111,741)            -   (2,111,741)
                                             -----------   -----------   ----------
          Balance, June 30, 2003                  (4,833)   (2,975,405)      45,268

Issuance of common stock in
 exchange for services at $0.14
 (average) per share (Note 7)                          -             -      145,850
Exercise of stock options (Note 7)                     -             -      100,000
Settlement of lawsuit/return of
 shares to the Treasury and
 cancelled (Note 7)                                    -             -            -
Affiliate adjustment                                   -             -       34,832
Net loss for the year ended June 30, 2004              -      (415,866)    (415,866)
Other comprehensive income                       575,518             -      575,518
                                             -----------   -----------   ----------
       Balance, June 30, 2004                $   570,685    (3,391,271)  $  485,602
                                             ===========   ===========   ==========





See accompanying notes to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
                 Consolidated Statements of Cash Flows

                                                             Years Ended June 30,
                                                              2004         2003
                                                           ----------   ----------
Cash flows from operating activities:
 Net income/loss                                           $ (415,866)  $2,475,648
  Adjustments to reconcile net loss to cash flows
  from operating activities:
   Common stock issued for services (Note 8)                  145,850        2,700
   Depreciation and amortization                               134,080       55,212
   Provision for uncollectible notes receivable (Note 3)       53,369            -
   Cash received from the sale of trading securities          819,148    1,533,872
   Changes in current assets and current liabilities:
     Gain on sale of trading securities (Note 3)           (1,265,549)  (1,502,188)
     Gain on sale of subsidiary                                     -   (1,722,031)
     Purchase of inventory                                          -      (21,168)
     Increase in receivables and other current assets          93,825      (39,879)
     Increase in accounts payable and accrued liabilities     170,511(344,647)
                                                           ----------   ----------
        Net cash provided by (used in) operating activities  (264,632)     437,519
                                                           ----------   ----------

Cash flows from investing activities:
 Purchase of equipment                                        (42,833)    (429,720)
 Advances made to unrelated third-parties (Note 3)           (106,000)           -
 Repayments of advances made to unrelated third-parties
  (Note 3)                                                     10,000            -
 Purchase of subsidiary, cash received                              -        6,090
        Net cash used in investing activities                (138,833)    (423,630)
                                                           ----------   ----------

Cash flows from financing activities:
 Advances from related parties (Note 2)                        40,000            -
 Repayment of advances from related parties (Note 2)          (25,000)           -
 Proceeds from loans                                           72,829      252,418
 Proceeds from line of credit                                 100,000            -
 Principal payments on line of credit                         (50,000)     (43,483)
 Cash proceeds from sale of common stock                      100,000            -
        Net cash provided by financing activities             237,829      208,935
                                                           ----------   ----------
     Effect of cumulative translation adjustment on cash        4,833      (11,741)
                                                           ----------   ----------
        Net change in cash                                   (160,803)     211,083
                                                           ----------   ----------


See accompanying notes to consolidated financial statements.





                        PINNACLE RESOURCES, INC.
                 Consolidated Statements of Cash Flows
(Continued)

Cash:
 Beginning of period                                          216,130        5,047
                                                           ----------   ----------
 End of period                                             $   55,327   $  216,130
                                                           ==========   ==========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                                 $        -   $    8,009
                                                           ==========   ==========
  Income taxes                                             $        -   $        -
                                                           ==========   ==========

Non-cash financing and investing activities:
 Acquisition of subsidiaries in exchange for common stock  $        -   $    6,000
                                                           ==========   ==========
 Sale of subsidiary for marketable securities              $        -   $        -
                                                           ==========   ==========
 Acquisition of property and equipment for common stock    $        -   $        -
                                                           ==========   ==========





See accompanying notes to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
               Notes to Consolidated Financial Statements

Note 1: Organization, business and summary of significant accounting policies

Pinnacle Resources, Inc. ("we" "our" or "us") was incorporated under the laws of Wyoming in January 1995. We engage in (1) exploring for and developing natural resources; and (2) chemical refining.

Basis of presentation
Our consolidated financial statements include our accounts and our wholly owned South African subsidiaries; Diamonaire Exploration (Pty)
Ltd) ("Diamonaire") and Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd) ("Van Mag"). Our consolidated financial statements also include the accounts of Titan Processors (Pty) (Ltd), also a South African company, which is controlled by members of our Board of Directors. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

Please note that in fiscal year 2003, we reflected our investment in Diamonaire under the equity method of accounting for investments in common stock. As of and for the year ended June 30, 2004, we have consolidated Diamonaire's financial statements. We have restated the prior year's financial statements accordingly.

In December 2003, we executed an agreement with the US parent of a Ghana subsidiary to acquire all of the outstanding common stock of their subsidiary in consideration of $31,000. Orovi Ghana Ltd. has a license granted by the Republic of Ghana to prospect for gold on certain land. Subsequent to acquisition, we have been unable to obtain access to certain records of Orovi Ghana Ltd. Because of lack of control, we have excluded Orovi Ghana Ltd. from consolidation.

Our significant operating losses raise substantial doubt about our ability to continue as a going concern. Our management has arranged financing from a private lender totalling $450,000 in convertible debt. Our tantalite plant in Johannesburg and our diamond mining operations on the west coast of South Africa are expected to provide revenues in fiscal 2005. Until then, we are operating at the forbearance of our creditors and the ability and willingness of our principle shareholders to fund essential operations.

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

Fair value of financial instruments
Our financial instruments, including cash and accounts payable and other accrued liabilities are carried at cost, which approximates their fair value due to the short-term maturity of these instruments. The capital lease obligation is carried at cost, which approximates fair value due to the prevailing market rate for similar instruments.

Concentrations of operations outside our home country
Substantially all of our activities were conducted in the Republic of South Africa. As such we are a foreign corporation and are subject to the laws and rules, including the currency restrictions and tax laws, of that country.

Foreign currency translation
Assets and liabilities of non-US subsidiaries are translated to US Dollars at end-of-period exchange rates. The effects of this translation for non-US subsidiaries are reported in other comprehensive income (loss). Remeasurement of assets and liabilities of non-US subsidiaries that use a currency other than the US dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of all non-US subsidiaries are translated to US Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. The functional currency of our foreign subsidiaries is the local currency, the South African Rand.

Note 2:  Related party transactions

During the years ended June 30, 2004 and 2003, we paid an affiliated company $43,000 and $66,000, respectively, for consulting services. The president of our parent company controls the affiliate.

During the years ended June 30, 2004 and 2003, officers and director of the Company were paid $85,700 and $38,435, respectively, for consulting services. The consulting services were for due diligence investigations on potential mining projects and other administrative services.

During the year ended June 30, 2004, our principle shareholder loaned us $15,000 for working capital. The loan is due on demand and is non-interest bearing. This amount is reflected as due to related party in the accompanying financial statements.

As of June 30, 2004, an officer/director of Diamonaire was indebted to the subsidiary in the amount of $16,864. This amount is reflected as indebtedness of related party-not current in the accompanying financial statements.

As of June 30, 2004, Diamonaire was indebted to our joint venture partner in the amount of $106,115.

Our president and another officer, together, guarantee a $50,000 line of credit with a financial institution. See Note 5 for details of the lines of credit.

Note 3:  Advances to and investments in unrelated third parties

During the year ended June 30, 2004, we loaned a total of $65,000 to three unrelated third party corporations. As of June 30, 2004, after a loan review by management, we determined that it was probable that two of the loans were impaired. We set up a reserve totaling $53,369 to allow for uncollectible principal and interest payments.

During the year ended June 30, 2004, we purchased 150,000 shares of common stock of an unrelated third party corporation for $150.

In October 2003, we entered into an agreement with Precision Pipe Services, LLC and Carbon Conversion Technologies, LLC to invest $100,000 in a new entity formed to evaluate and test new feedstocks for a fee. As of June 30, 2004, after an evaluation by management, we determined that it was probable that the investment was impaired. We wrote-off the $100,000 investment as of June 30, 2004.

Note 4:  Property and equipment

Our property and equipment, at June 30, 2004, consisted of the following:

     Plant and equipment                 $  728,434
     Office equipment                        18,774
     Furniture                               23,988
                                         ----------
                                            771,196
     Less accumulated depreciation         (184,879)
                                         ----------
                                         $  586,317
                                         ==========

Depreciation expense for the years ended June 30, 2004 and 2003 totaled $134,080 and $42,623, respectively.

Note 5:  Short-term debt

Credit line
We have one line of credit totalling $50,000 of which $-0- was unused at June 30, 2004. Advances made under the lines of credit carry interest rates of prime plus from one to three percent (7.25 percent at June 30, 2004) and may be extended annually with the consent of the financial institution.

Note payable to related party
In March 2004, pursuant to the terms of an unsecured 30 day promissory note, a relative of our principle shareholder advanced the Company $50,000 for working capital. Interest on the note is at 13 percent, payable in shares of our common stock. In April the note was replaced with a demand promissory note under substantially the same terms and conditions as the March note.

Note 6:  Foreign operations

We engage in foreign operations through the following subsidiaries:

Titan Processors (Pty) (Ltd)
In February 2003, we acquired certain intellectual property from a South African inventor for cash, shares of our common stock and options to purchase our common stock.

The stock options granted vest based on the following performance schedule:

 Number of     Option
  Shares        Price             Performance Target
----------   ----------   -------------------------------------------
   100,000   $     0.01   Execution of intellectual property licensing
                            agreement
   100,000   $     0.01   Upon tantalite refinery becoming operational
   100,000   $     0.01   Repayment of project funding
   700,000   $     0.01   One million options for each $1 million in
                            Titan profits
----------   ----------
 1,000,000
==========

Any exercised shares have a resale restriction period of two years and a restriction on the number of shares to be sold during a certain time period. In February 2003, the inventor exercised an option to purchase 100,000 shares upon execution of the intellectual property licensing agreement and 100,000 shares upon the tantalite refinery becoming operational. We recorded $48,000 in stock-based compensation related to the vesting of the options. The intellectual property consisted of a method to refine vanadium, titanium and tantalum ores. Tantalum is a precious metal material used in electronics and space industry.

In July 2003, we licensed the intellectual property to Titan Processors
(Pty) Limited (Titan), a newly formed South African company, 100 percent owned by a South African mining group in exchange for a royalty of $1.00 per pound of tantalum oxide produced and sold under the license and a percentage of Titan's net profits. In addition, we agreed to fund the start up cost of a refinery. The South African mining group agreed to provide the equipment and mining license to build a tantalite refinery utilizing the licensed technology in the Northern Province of South Africa. The licensing agreement expires in ten years. We also obtained control of Titan's board of directors. Although we own no Titan voting stock, we control the Board of Directors and the impact of certain commercial arrangements result in our having control over the operations of the affiliate. Accordingly, Titan's financial statements are combined and included in the accompanying consolidated financial statements.

Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd)
On September 25, 2000, we purchased all of the outstanding common stock of Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd) ("Van Mag"), a South African corporation, in exchange for 4,000,000 shares of the Our common stock. Van Mag holds a mineral lease on land in South Africa that contains known quantities of vanadium. We have paid certain prospecting and lease costs since its purchase. In April 2004, Van Mag was granted a mining license. However we are pursuing a joint venture partner for Van Mag in order to commence mining operations.

In January 2003, Van Mag sold 1,333 shares of its common stock to Corridor Mining Resources (Pty) (Ltd), a South African corporation. As a result, our percentage ownership of Van Mag decreased from 100 percent to approximately 67 percent. We recorded an unrealized gain on the sale of Van Mag's stock representing the difference between our carrying basis and the fair value of the portion of the Van Mag investment deemed to have been sold. Accordingly, the consolidated financial statements recognize Corridor's interest in Van Mag's net assets and Corridor's pro-rata share of Van Mag's net losses.

Diamonaire Exploration (Pty) (Ltd)
In July 2003, we and Ocean Options (Pty) (Ltd), a South African corporation, formed Diamonaire Exploration (Pty) (Ltd), pursuant to the terms of a joint venture agreement. We and Ocean Options each own 50 percent of the outstanding common stock of Diamonaire. Diamonaire owns 80 percent of the outstanding common stock of Ocean Exploration (Pty)
(Ltd), a South African corporation, formed to explore for and mine diamonds in the ocean using certain new technology called the "Aqua Walker." Ocean Options provided the engineering for the Aqua Walker and we agreed to contribute the construction funds. Ocean Exploration is presently conducting trial runs of the Aqua Walker off the west coast of South Africa. Because we control the Board of Directors of Diamonaire, we consolidate their financial statements.

Note 7:  Shareholders' equity

During the year ended June 30, 2004, we issued 1,035,000 shares of common stock to consultants in exchange for services rendered. The transactions were valued at a total of $145,850 based on the quoted market price of our common stock on their respective dates of issuance.

During the year ended June 30, 2004, we received 2,825,000 of our own common stock pursuant to a favorable judgment of the Harris County Circuit Court of Houston, Texas. No gain or loss on the judgment was recorded in the accompanying financial statements.

During the year ended June 30, 2003, we issued 200,000 shares to Ocean Options in exchange for its stock in Diamonaire, a joint venture. The shares were valued at the quoted market price on the date of issuance.

During the year ended June 30, 2003, we issued 90,000 shares to consultants valued at $2,700. The shares were valued at the quoted market price on the day of issuance.

Stock options

On October 2, 2003, we granted to a Director an option to acquire 1,000,000 shares of our common stock at $.05 per share. The option vested on the date of grant and expires in October 2007. The quoted market price of our common stock on the date of grant was $.04 per share. We valued the option using the intrinsic method. The fair value of the option was estimated at $11,000. In May 2004, the Director exercised the option and purchased 770,000 shares of common stock at $.13 per share. The remaining 230,000 options expired prior to exercise.

In May 2004, we granted a Director an option to purchase 1,000,000 shares of our common stock at $.13 per share. The fair value of the option was estimated at $22,000. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

     Risk-free interest rate                  2.50 percent
     Dividend yield                           0.00 percent
     Volatility factor                      130.00 percent
     Weighted average expected life            7.5 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. However, we have presented the pro forma net loss and pro forma basic and diluted loss per common share using the assumptions noted above.

The effect of expensing the stock options on reported net income (loss) and earnings (loss) per share would have been:

                               For the Year Ended June 30,
                             2004                      2003
                       Net       Earnings        Net       Earnings
                      Loss       per Share     Income      per Share
                   ----------   ----------   ----------   ----------
As reported        $ (415,866)           -   $2,475,648   $        -
                   ==========   ==========   ==========   ==========
Pro forma          $  (437,866)  $    (0.03)  $2,464,648   $     0.14
                   ==========   ==========   ==========   ==========

The following schedule summarizes the changes in our outstanding stock options:

                                 Options Outstanding and    Weighted
                                        Exercisable          Average
                                  Number of       Exercise Price
                                   Shares      Per Share    Per Share
                                 ----------   ----------   ----------
Balance at June 30, 2002             19,000   $     4.00   $     4.00
  Options granted                 1,000,000   $     0.05   $     0 05
  Options expired                   (19,000)  $     4.00   $     4.00
                                 ----------   ----------   ----------

Balance at June 30, 2003          1,000,000   $     0.05   $     0.05
  Options granted                 1,000,000   $     0.13   $     0.13
  Options exercised                  (770,000)  $     0.05   $     0.05
  Options expired                  (230,000)  $     0.05   $     0.05
                                 ----------   ----------   ----------
Balance at June 30, 2004          1,000,000   $     0.13   $     0.13
                                 ----------   ----------   ----------

Note 8:  Income taxes

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

                                                   For the Years
                                                   Ended June 30,
                                                 2004         2003
                                                Percent      Percent
                                              ----------   ----------
U.S. federal statutory graduated rate              34.00        34.00
Deferred income related to consolidated
  subsidiary                                        0.00       (14.57)
State income tax rate, net of federal benefit       3.14         3.14
Net operating loss for which no tax benefit is
  currently available                             (37.14)      (22.57)
                                              ----------   ----------
                                                    0.00         0.00
                                              ==========   ==========

At June 30, 2004, deferred tax assets consisted of a net tax asset of $755,386, due to operating loss carryforwards of $2,033,889, which was fully allowed for, in the valuation allowance of $755,386. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended June 30, 2004 and 2003 totaled $111,444 and $(568,389), respectively. The current tax benefit totaled $111,444 and $568,389 for the years ended June 30, 2004 and 2003, respectively. The net operating loss carryforward expires through the year 2024.

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


Note 9:  Operating leases

We lease office space and equipment under noncancelable operating leases with terms of two to four years. The following is a schedule by years of future minimum rentals under the leases at June 30, 2004:

          Year Ending
           June 30:
          ----------
             2005                 $   36,797
             2006                     37,349
             2007                      2,944
             2008                      2,944
                                  ----------
                                  $   80,034

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Board of Directors. The following persons listed below have been retained to provide services as director until the qualification and election of his successor. All holders of Common Stock will have the right to vote for directors.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tabulates holdings of shares of Pinnacle by each person or entity who, subject to the above, as of June 30, 2004, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of
Pinnacle individually and as a group.   Each named beneficial owner has
sole voting and investment power with respect to the shares set forth opposite his name.

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

During the years ended June 30, 2004 and 2003, we paid Victory
Minerals, an affiliated company, $43,000 and $66,000, respectively, for consulting services. Mr. Gamble, the president of Pinnacle controls the affiliate.

During the years ended June 30, 2004 and 2003, R.A. Hildebrand and Glen Gamble, officers and director of Pinnacle were paid $85,700 and $38,435, respectively, for consulting services. The consulting services were for due diligence investigations on potential mining projects and other administrative services.

During the year ended June 30, 2004, Glen Gamble, a principal shareholder, loaned us $15,000 for working capital. The loan is due on demand and is non-interest bearing. This amount is reflected as due to related party in the accompanying financial statements.

As of June 30, 2004, Chris Wilson, an officer/director of Diamonaire was indebted to the subsidiary in the amount of $16,864. This amount is reflected as indebtedness of related party-not current in the accompanying financial statements.

As of June 30, 2004, Diamonaire was indebted to our joint venture partner in the amount of $106,115.

Glen Gamble, our president and R.A. Hildebrand, an officer, together, guarantee a $50,000 line of credit with a financial institution.

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

Date:    October 12, 2004

Pinnacle Resources, Inc.

/s/ Glen R. Gamble
------------------------------------
By: Glen R. Gamble, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Pinnacle and in the capacities and on the dates indicated.

/s/ Glen R. Gamble                                 10/12/2004
- ------------------------------
Glen R. Gamble
President and Director
(chief executive officer)


/s/ Robert A. Hildebrand                            10/12/2004
- ------------------------------
Robert A. Hildebrand
Secretary/Treasurer and Director
(Chief Financial Officer)