Form 10QSB
period 2004-09-30
PINNACLE RESOURCES INC
filed 2004-11-19
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2004

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, September 30, 2004:

  Common Stock  -  16,523,050

PART I
Item I - FINANCIAL STATEMENTS


                        PINNACLE RESOURCES, INC.
          Index to Consolidated Financial Statements


                                                                 Page

Consolidated Balance Sheet
  at September 30, 2004 (unaudited)                                  3

Consolidated Statements of Operations
  for the three months ended
  September 30, 2004 and 2003 (unaudited)                            4

Consolidated Statements of Other Comprehensive Income
  For the three months ended September 30, 2004 and
  2003 (unaudited)                                                   5

Consolidated Statements of Cash Flows
  for the three months ended September 30, 2004
  and 2003 (unaudited)                                               6

Notes to Consolidated Financial Statements (unaudited)     7

                        PINNACLE RESOURCES, INC.
                       Consolidated Balance Sheet
                           September 30, 2004
                               (unaudited)

                                    Assets
Current assets:
 Cash                                             $             53,143
 Receivables                                                    50,087
                                                  --------------------
      Total current assets                                     103,230

Property and equipment, net of accumulated
 depreciation                                                  538,906
Indebtedness of related parties-not current                     16,212
Other assets                                                    65,935
                                                   -------------------
                                                   $           724,283
                                                   ===================

               Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable and accrued liabilities          $            52,376
 Notes payable:
  To Bank                                                       56,410
  To Other                                                      15,000
  To related party (Note 2)                                     50,000
 Other current liabilities                                     224,653
 Due to related party (Note 2)                                  25,971
                                                   -------------------
      Total current liabilities                                424,410
                                                   -------------------
Minority interest in net assets of
 consolidated subsidiary                                        35,059
                                                   -------------------
                                                               459,469
Commitment                                                           -
Shareholders' equity:
 Net deficit of affiliate                                          (10)
 Preferred stock , $.01 par value; authorized 2,000,000 shares,
   issued and outstanding -0- shares                                 -
 Common stock , $.00001 par value; authorized 500,000,000
   shares, issued and outstanding 16,523,050 shares               165
 Additional paid-in capital                                  3,306,033
 Accumulated other comprehensive income                          4,452
Accumulated deficit                                         (3,045,826)
                                                   -------------------
      Total shareholders' equity                               264,814
                                                   -------------------
                                                   $           724,283
                                                   ===================

        See accompanying notes to consolidated financial statements

                             PINNACLE RESOURCES, INC.
                        Consolidated Statements of Operations
                               (unaudited)

                                                       Three Months
                                                    Ended September 30,
                                                -----------------------
                                                 2004              2003
                                                ------            -----
Operating expenses:
 Prospecting costs                             $     -       $  65,996
 General and administrative costs              146,918         142,813
 Consulting expenses paid to related parties
   (Note 2)                                     14,000          74,500
                                               -------       ---------
      Total operating expenses                 160,918         283,309
                                               -------       ---------
Loss before income taxes, nonoperating
  income, interest expense and minority
  interest                                    (160,918)       (283,309)

Non-operating income:
 Gain on sale of subsidiary                          -       1,239,053
 Other nonoperating income (expense), net       51,053          92,731
 Interest income (expense), net                (38,981)        (10,218)
                                              --------       ---------
      Income/loss before
       income taxes and minority interest     (148,846)      1,038,257

 Income tax provision (Note 3)                       -               -
                                              --------       ---------
      Income before minority interest         (148,846)      1,038,257

Minority interest in net loss of
  consolidated subsidiary                            -          21,755
                                              --------       ---------
      Net income (loss)                     $ (148,846)    $ 1,060,012

Basic and diluted income/loss per share        $ (0.01)         $ 0.06
                                         -------------         -------

Weighted average common shares outstanding  16,642,024      17,543,050
                                          ------------      ----------
See accompanying notes to consolidated financial statements

                         PINNACLE RESOURCES, INC.
             Consolidated Statements of Other Comprehensive Income

                                                       Three Months
                                                    Ended September 30,
                                                -----------------------
                                                 2004              2003
                                                ------            -----
Net income/loss                       $ (148,846)          $ 1,060,012
 Other comprehensive income/loss,
   net of tax:
  Unrealized holding gain                      -            (2,100,000)
  Foreign currency translation           189,986               (11,741)
                                      ----------           -----------
       Comprehensive income             $ 41,140          $ (1,051,729)



See accompanying notes to consolidated financial statements

                          PINNACLE RESOURCES, INC.
                    Consolidated Statements of Cash Flows
                               (unaudited)
                                                       Three Months
                                                    Ended September 30,
                                                -----------------------
                                                 2004              2003
                                                ------            -----

Cash flows from operating activities:
Net cash provided by (used in) operating
   activities                              $ (123,426)      $ (130,996)
                                           ----------       ----------
Cash flows from investing activities:
 Sale of equipment                             10,409                -
 Purchase of equipment                              -           (1,201)
                                           ----------       ----------
        Net cash provided by (used in) investing
          activities                           10,409           (1,201)
                                           ----------       ----------
Cash flows from financing activities:
 Advances from related parties (Note 2)        22,000                -
 Proceeds from loans                           84,000           62,000
 Principal payments on line of credit               -             (447)
                                           ----------       ----------
        Net cash provided by financing
          activities                          106,000           61,553
                                           ----------       ----------
     Effect of cumulative translation
       adjustment on cash                       4,833                -

        Net change in cash                     (2,184)         (70,644)

Cash:
 Beginning of period                           55,327           78,269
                                           ----------       ----------
 End of period                             $   53,143       $    7,625
                                           ==========       ==========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                 $        -       $    5,071
                                           ==========       ==========
  Income taxes                             $        -       $        -
                                           ==========       ==========
Non-cash financing and investing activities:
 Common stock issued as repayment of debt  $        -       $  150,000
                                           ==========       ==========
 unrealized holding gain                   $        -       $3,483,620
                                           ==========       ==========

      See accompanying notes to consolidated financial statements

                           PINNACLE RESOURCES, INC.
               Notes to Unaudited Consolidated Financial
Statements


Note 1:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated June 30, 2004, and should be read in conjunction with the notes thereto.

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

Note 2: Related Party transactions

The Company paid consulting fees to related parties totaling
$14,000 and $74,500, respectively, during the three months
ended September 30, 2004 and 2003.   As of September 30, 2004,
$-0- was due to related parties for consulting fees.

During the three months ended September 30, 2004, a related party loaned the Company $22,000 for working capital. The advance is due on demand with interest at percent interest.
As of September 30, 2004, $75,971 is due to related parties in the accompanying condensed, consolidated financial statements.

Note 3:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company offset operating profits during the three months ended September 30, 2004 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations - the three months ended September 30, 2004 compared with the six months ended September 30, 2003.

We reported a net loss of $(148,846) for the three months ended
September 30, 2004, as compared to a net profit of $1,060,012 for the year earlier period.

Prospecting Costs in 2003 were $65,996 and were incurred because the company was searching for water on the mineral claims. In 2004 these costs do not reoccur as all of the prospecting efforts had been successfully completed in the initial drilling program.

Consulting expenses paid to related parties was $74,500 in the fiscal year 2003 due to an aggressive effort on the part of company management to investigate a variety of potential projects domestically and in African countries other than South Africa. Some of this expense is allocated to existing projects as the efforts are substantially made to enhance their opportunity for success. During the fiscal year 2004 this expense was only $14,000 as the company has taken a more conservative view while it waits for some of the on-going projects to come into fruition.

Gain on sale of subsidiary was $1,239,053 for the fiscal year 2003 and was zero in 2004. Of course, the difference lies solely in the fact that in 2003 the company disposed of its final shareholding in Anooraq Resources Corp and in 2004 there was no such sale.

Interest income (expense) cost the company $10,218 in the fiscal year 2003 but increased to $38,981 in 2004. This increase is directly attributable to an increase in debt financing incurred by the company but is expected to be somewhat reduced by equity financing in the near future.

Liquidity

The Company; is current in its obligations.   Although the Company has
not yet achieved operating income from its diamond mining operations or tantalum sales, it has sufficient cash on hand and lines of credit
available to finance its operations.   A scheduled advanced royalty
payment on its Ghana gold property is due in the next quarter that should enable the Company to sustain itself until revenues commence.

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

 (a)   Reports on Form 8-K.
(b)   Exhibits.
       Exhibit 31 - Certifications pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

       Exhibit 32 - Certifications pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002



                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 19, 2004

PINNACLE RESOURCES, INC

By: /s/ Glen R. Gamble
---------------------------
Glen R. Gamble, President and Director