Form 10QSB
period 2004-12-31
PINNACLE RESOURCES INC
filed 2005-02-22
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended December 31, 2004

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

The number of outstanding shares of the registrant's common stock, December 31, 2004:

  Common Stock  -  16,523,050

PART I
Item I - FINANCIAL STATEMENTS

                        PINNACLE RESOURCES, INC.
                       Consolidated Balance Sheet
                           December 31, 2004
                              (unaudited)

                                 Assets
Current assets:
  Cash                                                       $ 46,529
  Receivables                                                  51,174
      Total current assets                                     97,703
  Property and equipment                                    1,074,267
  Accumulated depreciation                                  (464,475)
  Indebtedness of related parties-not current                  18,604
  Other assets                                                 65,955
                                                           ----------
                                                           $  792,054
                                                           ==========


                     Liabilities and shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                   $ 48,824
  Notes payable:
    To Bank                                                    50,172
    To related party (Note 2)                                 106,000
  Other current liabilities                                   351,169
  Interest payable, related party (Note 2)                      4,496
                                                           ----------
      Total current liabilities                               560,661
                                                           ----------

Minority interest in net assets of consolidated subsidiary     35,059
                                                           ----------
                                                              595,720

Commitment                                                          -

Shareholders' equity:
  Net capital of affiliate                                         10
  Preferred stock , $.01 par value; authorized 2,000,000
   shares, issued and outstanding -0- shares                        -
  Common stock , $.00001 par value; authorized 500,000,000
   shares, issued and outstanding 16,523,050 shares               166
  Additional paid-in capital                                3,316,032
  Accumulated other comprehensive income                      439,823
  Accumulated deficit                                      (3,559,697)
                                                           ----------
      Total shareholders' equity                              196,334
                                                           ----------
                                                           $  792,054
                                                           ==========





See accompanying notes to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
                  Consolidated Statements of Operations
                              (unaudited)

                                              Six Months               Three Months
                                          Ended December 31,        Ended December 31,
                                          2004         2003         2004        2003
                                       ----------   ----------   ----------   ----------
Operating expenses:
  Prospecting costs                    $        -   $   56,988   $        -   $   (9,008)
  General and administrative costs        372,460      420,010       25,542      277,197
  Consulting expenses paid to
   related parties (Note 2)                19,000       89,000        5,000       14,500
                                       ----------   ----------   ----------   ----------
      Total operating expenses            391,460      565,998      230,542      282,689

Loss before income taxes, nonoperating
 income, interest expense and
 minority interest                       (391,460)    (565,998)    (230,542)    (282,689)

Non-operating income:
  Gain on sale of subsidiary                    -    1,239,053            -            -
  Deficit in net loss of unconsolidated
   subsidiary                                   -      (79,137)           -     (117,124)
  Other nonoperating income
   (expense), net (Note 6)                 33,144       22,174      (17,909)      13,084
  Interest income (expense), net           (2,095)      83,557      (41,076)      48,121
                                       ----------   ----------   ----------   ----------
    Income/loss before
     income taxes and minority interest  (360,411)     699,649     (289,527)    (338,608)
  Income tax provision (Note 3)                 -            -            -            -
                                       ----------   ----------   ----------   ----------
    Income before minority interest      (360,411)     699,649     (289,527)    (338,608)

Minority interest in net loss of
 consolidated subsidiary                        -       18,939            -       21,755
                                       ----------   ----------   ----------   ----------
      Net income                       $ (360,411)  $  718,588   $ (289,527)  $ (316,853)
                                       ==========   ==========   ==========   ==========

Basic and diluted income/loss
 per share                             $    (0.02)  $     0.04   $    (0.02)  $    (0.02)
                                       ==========   ==========   ==========   ==========

Weighted average common shares
 Outstanding                           16,642,024   17,133,164   16,642,024   17,543,050
                                       ==========   ==========   ==========   ==========





See accompanying notes to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
          Consolidated Statements of Other Comprehensive Income

                                              Six Months               Three Months
                                          Ended December 31,        Ended December 31,
                                          2004         2003         2004        2003
                                       ----------   ----------   ----------   ----------
Net income/loss                        $ (360,411)  $  718,588   $ (289,527)  $ (316,853)
  Other comprehensive income/loss,
   net of tax:
    Unrealized holding gain                     -            -            -            -
    Foreign currency translation         (130,862)     156,717      435,371      191,416
                                       ----------   ----------   ----------   ----------
     Comprehensive income              $ (491,273)  $  875,305   $  145,844   $ (125,437)
                                       ==========   ==========   ==========   ==========





See accompanying notes to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
        Consolidated Statement of Changes in Shareholders' Equity

                                                                              Additional
                                          Titan          Common Stock          Paid-in
                                       Processors     Shares        Par        capital
                                       ----------   ----------   ----------   ----------
Balance, July 1, 2004                  $      (10)  16,523,050   $      165   $3,306,033
Sale of common stock at $.08 per share
                                                -      125,000            1        9,999
Net deficit of affiliate                        -            -            -            -
Net loss                                        -            -            -            -
Comprehensive loss                              -            -            -            -
                                       ----------   ----------   ----------   ----------
Balance, December 31, 2004                    (10)  16,648,050          166    3,316,032
                                       ==========   ==========   ==========   ==========




                        PINNACLE RESOURCES, INC.
        Consolidated Statement of Changes in Shareholders' Equity
                           continued
                                                    Accumulated
                                                      Other
                                                  Comprehensive  Accumulated
                                                   Income/Loss     Deficit       Total
                                                    ----------   ----------   ----------
Balance, July 1, 2004                               $  570,685   (3,391,271)  $  485,602
Sale of common stock at $.08 per share                       -            -       10,000
Net deficit of affiliate                                     -            -            -
Net loss                                                     -     (360,411)    (360,411)
Comprehensive loss                                    (130,862)           -     (130,862)
                                                    ----------    ---------   ----------
Balance, December 31, 2004                             439,823   (3,751,682)       4,329
                                                    ==========   ==========   ==========





See accompanying notes to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
                 Consolidated Statements of Cash Flows
                              (unaudited)

                                                     Six Months
                                                 Ended December 31,
                                                 2004         2003
                                              ----------   ----------
Cash flows from operating activities:
Net cash provided by (used in) operating
 activities                                   $  (25,517)  $  467,871
                                              ----------   ----------
Cash flows from investing activities:
 Cash invested in gasification technology              -     (125,150)
 Advances to affiliates                            2,412     (123,000)
 Purchase of equipment                          (115,227)     (51,769)
 Sale of equipment                                     -            -
 Issuance of promissory notes                          -      (50,000)
 Net, advances made to joint venture
  partner (Note 5)                                     -     (134,023)
 Other corporate investments                           - (     27,549)
                                              ----------   ----------
    Net cash used in investing activities       (112,815)    (511,491)
                                              ----------   ----------

Cash flows from financing activities:
 Advances from related parties (Note 2)          (42,947)           -
 Proceeds from sale of stock                      10,000
 Proceeds from loans                             330,715            -
 Repayments of advances                         (191,039)           -
                                              ----------   ----------
    Net cash provided by financing activities    106,729            -
                                              ----------   ----------
  Effect of cumulative translation
   adjustment on cash                             22,805            -
                                              ----------   ----------
    Net change in cash                            (8,798)     (43,620)

Cash:
 Beginning of period                          $   55,327   $  215,919
                                              ----------   ----------
 End of period                                $   46,529   $  172,299
                                              ==========   ==========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                    $    2,551   $    5,071
                                              ==========   ==========
  Income taxes                                $        -   $        -
                                              ==========   ==========

Non-cash financing and investing activities:
Common stock issued as repayment of debt     $        -   $  150,000
                                              ==========   ==========
 Unrealized holding gain                     $        -   $3,483,620
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

Note 2: Related Party transactions

The Company paid consulting fees to related parties totaling $9,000 and $89,000, respectively, during the six months ended December 31, 2004 and 2003. As of December 31, 2004, $-0- was due to related parties for consulting fees.

During the six months ended December 31, 2004, a related party loaned
the Company $59,000 for working capital.   The advance is due on demand
with interest at 8 percent interest.   As of December 31, 2004,
$198,496 is due to related parties in the accompanying condensed, consolidated financial statements.

Note 3:  Lines of credit

The Company has one line of credit for a total of $50,000, of which, $-0- was unused at December 31, 2004. Advances made on the lines of credit carry an interest rate of prime plus one percent and may be extended annually with the consent of the financial institution. The credit lines are personally guaranteed by the president of the Company.

Note 4:  Accounts and notes receivable

Accounts and notes receivable consisted of the following at December
31, 2004:

     Expenses paid on behalf of tenants
      receivable                              $   34,500
     Interest receivable                           3,476
     Short-term note receivable                   25,500
     Short-term note receivable                   25,000
                                              ----------
                                              $   88,476
                                              ==========

Note 5:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company offset operating profits during the six months ended December 31, 2004 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 6:  Other Non-operating Income

The president lent the Company common stock in an unrelated company and subsequently was reimbursed for its actual value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information Concerning the Company

Since inception, we have acquired interests in four South African entities:

1.   Plateau Resources (Pty) (Ltd), (Plateau);
2.   Vanadium and Magnetite Exploration and Development (Pty) (Ltd),
        (Van Mag);
3.   Titan Processors (Pty) (Ltd), (Titan); and
4.   Diamonaire (Pty) (Ltd).

In fiscal 2003 and 2002, we sold our interest in Plateau to Anooraq Resources (Pty) (Ltd), a South African company for 7 million shares of Anooraq common stock.

We have acquired an interest in Orovi Ghana Ltd ("OGL"), a Republic of Ghana company, which holds a gold exploration concession in the Republic of Ghana. Golden Star Resources, a Canadian company, which had an option to purchase the concession at the time we acquired OGL. The option expired in June 2004. In October 2004, Golden Star Resources paid us $200,000 to extend the sales contract until June 2005. The $200,000 is reflected as deferred revenue in the accompanying financial statements until the option either expires or is exercised or extended.

During the six months ended December 31, 2004, we advanced under existing credit agreements approximately $134,000 to Diamonaire and approximately $87,000 to Titan Processors, both South African subsidiaries.

During the six months ended December 31, 2004, we borrowed a total of $205,000 from the president of the Company and two shareholders. In addition, we drew $50,000 on our line of credit.

In addition, during the six months ended December 31, 2004, we borrowed
and repaid a total of $15,000 from a shareholder.   We sold 125,000
shares of our common stock at $.08 to an unrelated party for $10,000.

Basis of presentation of the financial statements

Our consolidated financial statements include the financial statements of Van Mag because we own a controlling interest in their common stock. Our consolidated financial statements also include the financial statements of Titan Processors even though we own no Titan voting stock. We exercise control over Titan through a majority of the seats on Titan's Board of Directors and through the impact of certain commercial arrangements that give us control over their operations. In our view, the consolidated financial statements would be incomplete without Titan. We changed our method of accounting in Diamonaire Exploration Pty. Ltd. We now consolidate Diamonaire. In fiscal year end June 30, 2004, we accounted for the Diamonaire investment on the equity method.

Results of operations

We reported a net loss of $360,411 ($.02 per share) for the six months ended December 31, 2004, as compared to a net loss of $289,527 ($.02 per share) for the year earlier period.

General and administrative expenses decreased approximately 11 percent, from $420,010 for the six months ended December 31, 2003 to $372,460 for the six months ended December 31, 2004 primarily due to reduced travel and related expenses.

Consulting expenses paid to related parties decreased by $70,000, from $89,000 for the six months ended December 31, 2003 to $19,000 for the six months ended December 31, 2004.

Prospecting costs decreased from $56,988 for six months ended December 31, 2003 to $-0- for the six months ended December 31, 2004. We have completed our vanadium and magnetite exploration project.

Inflation has not affected our operation.

However, the impact of a weakening US dollar has impacted our operations. In 2001, we could purchase 13 South African Rand for $1.00. As of June 30, 2004, the exchange rate was 6.5 Rand to $1.00, seriously eroding our ability to finance South African operations. Unrealized losses from foreign currency translations are included in income.

Liquidity

In fiscal years 2003 and 2004, our ability to generate adequate amounts of cash to meet our needs came from the sale of Anooraq common stock. Our subsidiaries (Van Mag and Diamonaire) and affiliate (Titan) used liquidity in those fiscal years. Our cash position decreased from $55,327 at June 30, 2004 to $46,529 at December 31, 2004 as a result.
Until our subsidiaries commence operations and or we sell our Ghana gold concession to provide consolidated cash flows, we will rely on our own common stock sales and proceeds from borrowings to finance our operations.

Van Mag
This subsidiary is not expected to generate cash flow until such time as we sell it or we commence mining operations. Mining authorization was granted in fiscal year 2004. Profits from a sale or from mining operations, if any, would be shared one third with our minority interest holder.

Titan Processors
Titan did not provide any operating revenue for the six months ended December 31, 2004 as it was engaged in expanding its plant's capacity.

Diamonaire joint venture
We own approximately 50 percent of the joint venture that owns 80 percent of the operating company, Ocean Exploration, a South African company. The mining equipment has been tested and is operational. Mining did not provide any operating revenue for the six months ended December 2004. A new diamond mining concession has been obtained, however we are still testing and modifying the equipment.

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

Dated:  February 22, 2005

PINNACLE RESOURCES, INC

By: /s/ Glen R. Gamble
---------------------------
Glen R. Gamble, President and Director