Form 10QSB
period 2005-03-31
PINNACLE RESOURCES INC
filed 2005-05-20
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                     FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2005

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

The number of outstanding shares of the registrant's common stock, March 31, 2005:

  Common Stock  -  16,523,050

PART I
Item I - FINANCIAL STATEMENTS

                        PINNACLE RESOURCES, INC.
                       Consolidated Balance Sheet
                             March 31, 2005
                              (unaudited)

                                 Assets
Current assets:
  Cash                                                     $   62,765
  Receivables                                                  55,272
                                                           ----------
      Total current assets                                    118,037

Property and equipment                                      1,074,267
Accumulated depreciation                                     (506,023)
Indebtedness of related parties-not current                     8,047
Other assets                                                   65,955
                                                           ----------
                                                           $  760,283
                                                           ==========

                  Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                 $   49,377
  Notes payable:
    To Bank                                                    55,877
    To related party (Note 2)                                 128,000
  Other current liabilities                                   256,741
  Interest payable, related party (Note 2)                      1,903
  Deferred Credits                                            200,000
                                                           ----------
      Total current liabilities                               691,898
                                                           ----------

Minority interest in net assets of consolidated subsidiary     35,059
                                                           ----------
                                                              726,957

Commitment                                                          -

Shareholders' equity:
  Net capital of affiliate                                         10
  Preferred stock, $.01 par value;  authorized
   2,000,000 shares, issued and outstanding -0- shares              -
  Common stock, $.00001 par value;  authorized
   500,000,000 shares, issued and outstanding
   16,523,050 shares                                              168
  Additional paid-in capital                                3,334,826
  Accumulated other comprehensive income                      658,510
  Accumulated deficit                                      (3,960,188)
                                                           ----------
      Total shareholders' equity                               33,326
                                                           ----------
                                                           $  760,283
                                                           ==========


See accompanying note to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
                  Consolidated Statements of Operations
                              (unaudited)

                                             Nine Months              Three Months
                                           Ended March 31,           Ended March 31,
                                          2005         2004         2005         2004
                                       ----------   ----------   ----------   ----------
Operating expenses:
  Prospecting costs                    $        -   $  108,214   $        -   $  102,005
  General and administrative costs        596,218      578,548      223,758      345,589
  Stock-based compensation costs                -            -            -        3,600
  Consulting expenses paid to related
   parties (Note 2)                        21,500      105,700        2,500       80,512
                                       ----------   ----------   ----------   ----------
      Total operating expenses            617,718      792,462      226,258      531,706
                                       ----------   ----------   ----------   ----------
Loss before income taxes, nonoperating
  income, interest expense and minority
  interest                               (617,718)    (792,462)    (226,258)    (531,706)

Non-operating income:
  Gain on sale of subsidiary                    -    1,241,183            -      488,753
  Deficit in net loss of unconsolidated
  subsidiary                                    -            -            -            -
  Other nonoperating income (expense),
    net                                   116,651      120,225       83,507       95,166
  Interest income (expense), net          (67,850)        (330)     (65,755)         (87)
  Equity in loss of unconsolidated
    subsidiary                                  -      (85,206)           -            -
                                       ----------   ----------   ----------   ----------
      Income/loss before  income taxes
        and minority interest            (568,917)     483,410     (208,506)      52,126

  Income tax provision (Note 4)                 -            -            -            -
                                       ----------   ----------   ----------   ----------
      Income before minority interest    (568,917)     483,410     (208,506)      52,126

Minority interest in net loss of
  consolidated subsidiary                       -            -            -            -
                                       ----------   ----------   ----------   ----------
      Net income                       $ (568,917)  $  483,410   $ (208,506)  $   52,126
                                       ==========   ==========   ==========   ==========
Basic and diluted income/loss
  per share                            $    (0.03)  $     0.03  $     (0.01)  $     0.00
                                       ==========   ==========   ==========   ==========
Weighted average common shares
  outstanding                          16,585,203   17,295,050   16,585,203   17,343,050
                                       ==========   ==========   ==========   ==========





See accompanying notes to consolidated financial statements.





                        PINNACLE RESOURCES, INC.
          Consolidated Statements of Other Comprehensive Income

                                             Nine Months              Three Months
                                           Ended March 31,           Ended March 31,
                                          2005         2004         2005         2004
                                       ----------   ----------   ----------   ----------
Net income/loss                        $ (568,917)  $  483,410   $ (208,506)  $   52,126
  Other comprehensive income/loss,
   net of tax:
    Unrealized holding gain                     -            -            -     (301,646)
    Foreign currency translation           87,825            -            -            -
                                       ----------   ----------   ----------   ----------
       Comprehensive income (loss)     $ (481,092)  $  483,410   $ (208,506)  $ (249,520)
                                       ==========   ==========   ==========   ==========





See accompanying notes to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
       Consolidated Statements of Changes in Shareholders' Equity

                                                                        Additional
                                    Titan           Common Stock          Paid-in
                                 Processors     Shares         Par        capital
                                 ----------   ----------   ----------   ----------
         Balance, July 1, 2004   $        -   16,523,050   $      165   $3,306,033
Issuance of common stock in
 exchange for services                    -      192,000            2       20,794
Sale of common stock                      -       80,000            1        7,999
Net deficit of affiliate                 10            -            -            -
Net loss                                  -            -            -            -
Comprehensive loss                        -            -            -            -
                                 ----------   ----------   ----------   ----------
       Balance, March 31, 2005           10   16,795,050          168    3,334,826
                                 ==========   ==========   ==========   ==========



                                             Accumulated
                                                Other
                                           Comprehensive  Accumulated
                                             Income/Loss     Deficit       Total
                                              ----------   ----------   ----------
                      Balance, July 1, 2004   $  570,685   (3,391,271)  $  485,612
Issuance of common stock in
 exchange for services                                 -            -       20,796
Sale of common stock                                   -            -        8,000
Net deficit of affiliate                               -            -           10
Net loss                                               -     (568,917)    (568,917)
Comprehensive loss                                87,825            -       87,825
                                              ----------   ----------   ----------
                    Balance, March 31, 2005      658,510   (3,960,188)      33,326
                                              ==========   ==========   ==========





See accompanying notes to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
                  Consolidated Statements of Cash Flows
                              (unaudited)

                                                    Nine Months
                                                  Ended March 31,
                                                 2005         2004
                                              ----------   ----------
Cash flows from operating activities:
Net cash provided by (used in) operating
 activities                                   $ (134,168)  $  756,518
                                              ----------   ----------
Cash flows from investing activities:
 Investment and loans to unrelated third
  parties                                              -     (258,699)
 Purchase of equipment                                 -      (22,325)
 Sale of equipment                                46,978            -
 Net, advances made to joint venture partner
                                                       -     (654,763)
 Other corporate investments                    (114,371)           -
                                              ----------   ----------
    Net cash used in investing activities        (67,393)    (935,787)
                                              ----------   ----------
Cash flows from financing activities:
 Advances from related parties (Note 2)           22,000            -
 Proceeds from loans                             169,000       50,000
 Cash proceeds from sale of common stock          18,000            -
                                              ----------   ----------
    Net cash provided by financing activities    209,000       50,000
                                              ----------   ----------
    Effect of cumulative translation
     adjustment on cash                                -            -
                                              ----------   ----------
    Net change in cash                             7,439     (129,269)

Cash:
 Beginning of period                              55,326      215,919
                                              ----------   ----------
 End of period                                $   62,765   $   86,650
                                              ==========   ==========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                    $        -   $        -
                                              ==========   ==========
  Income taxes                                $        -   $        -
                                              ==========   ==========

Non-cash financing and investing activities:
 Common stock issued as payment of services
  and interest                                $   10,796   $        -
                                              ==========   ==========
 Unrealized holding gain                      $        -   $        -
                                              ==========   ==========



See accompanying notes to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
           Notes to Unaudited Consolidate Financial Statements


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


Note 2:  Related Party transactions

The Company paid consulting fees to related parties totaling $21,500 and $105,700, respectively, during the nine months ended March 31, 2005 and 2004. As of March 31, 2005, $-0- was due to related parties for consulting fees.

During the nine months ended March 31, 2005, a related party loaned the Company $128,000 for working capital. The advance is due on demand with interest at 6 percent. As of March 31,2005, $129,903 is due to related parties in the accompanying condensed, consolidated financial statements.


Note 3:  Lines of credit

The Company has one line of credit for a total of $50,000, of which, $- 0- was unused at March 31, 2005. Advances made on the lines of credit carry an interest rate of prime plus one percent and may be extended annually with the consent of the financial institution. The credit lines are personally guaranteed by the president of the Company.


Note 4:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company offset operating profits during the three months ended March 31, 2005 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 5:  Accounts and notes receivable

Accounts and notes receivable consisted of the following at March
31, 2005:

     Subtenant rent receivables                            $    9,775
     Interest receivable                                        7,724
     Loan receivable                                           34,500
     Other                                                      3,273
                                                           ----------
                                                           $   55,272
                                                           ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Results of operations - the nine months ended March 31, 2005 compared with the nine months ended March 31, 2004

We reported a net loss of $568,917 ($.03 per share) for the nine months ended March 31, 2005, as compared to a net profit of $483,410 ($.03 per share) for the year earlier period. Our net loss resulted from operating Pinnacle, VanMag, Titan and Diamonaire without realizing sales revenues. The Company received an advance payment of $200,000 on potential sale of its Ghana gold property that was reported as deferred income in the second quarterly report.

General and administrative expenses increased by $21,044 (3.5 percent) to $596,218 for the nine months ended March 31, 2005 for the comparable period the previous year which was reported at $578,548. This increase was primarily due to the investigation of other potential projects.

Interest expense was $67,850 for the nine months ending March 31, 2005, which is an increase of $67,520 over the corresponding period of the previous year. This material increase was due to the substantial increase in loans outstanding that the company incurred to finance its operations.

Consulting expenses paid to related parties decreased from $105,700 for the nine months ended March 31, 2004, to $21,500 for the nine months ended March 31, 2005. This 78% decrease was primarily due to the decrease in management's presence and travel to South Africa.

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

LIQUIDITY

During the nine months ended March 31, 2005, our ability to generate adequate amounts of cash to meet our needs came from the sale of Pinnacle common stock and private non-affiliated third party loans as well as loans from the Company's President. Our subsidiaries, VanMag, Titan, and Diamonaire used liquidity in the period. Our cash position decreased from $86,650 at March 31, 2004 to $62,765 at March 31, 2005, a decrease of 28%.

VanMag- Pinnacle did not achieve project financing for VanMag during the period. This subsidiary is not expected to generate cash flow until such time that we sell it or we commence mining operations. We were granted a mining authorization from the South African Department of Minerals and Energy. Additionally, VanMag's five mineral leases were determined to be eligible under the "old mining right" as opposed to the new mineral act that became effective during the period. The old mining rights provide the Company with preferred senior rights. Pinnacle additionally advanced VanMag $3,000 for accounting fees and incidental expenses during the period.

Titan Processors: Pinnacle provided Titan with approximately $128,848 in financing during the nine month period ending March 31, 2005 which was used to cover operating overhead and purchase additional equipment for our tantalum refinery in Johannesburg, South Africa. Pinnacle has provided Titan with $687,653 in financing since the inception of the project. Currently, Titan is expanding its plant capacity to be able to operate on a commercial scale. The expansion effort is nearly completed and Titan is expects to begin refining tantalum and niobium in the current fiscal year. Pinnacle's financing must be repaid prior to the payment of dividends to Titan shareholders.

Diamonaire Joint venture: Pinnacle loaned Diamonaire $158,031 during the nine months ended March 31, 2005 which paid for the construction of diamond recovery equipment that will be used to recover diamonds along the western coastline of South Africa. Pinnacle has provided Diamonaire with $715,131 in financing since the inception of the project. Our operating partner has agreed that our loan would be repaid prior to any cash distributions to any of the venture partners. We own 50 percent of the joint venture that owns 80 percent of the operating company, Ocean Exploration, also a South African company.

FINANCIAL CONDITION

Investments

During the nine month period ending March 31, 2005 the Company did not make any additional financial contributions toward the BCT gasification technology. During the nine months ended March 31, 2004 we issued promissory notes totaling $50,000.

Property and equipment

Net property and equipment changed from $296,096 at March 31, 2004 to 568,244 at March 31, 2005. Provisions for depreciation in for the nine months ended March 31, 2005 and 2004 were $25,659 and 115,560, respectively. Net property additions consisted principally of tantalum refinery equipment.

Net deficit of affiliates: This refers to the net deficit in equity of our affiliates, Titan Processors and Diamonaire.

Our strategy in the near future is to focus on developing a substantial share of the world tantalum market and recovering diamonds from the
ocean bed off the west coast of South Africa.   We believe that our
future success will depend on our ability to develop these two businesses and to invest wisely in new projects that we continue to evaluate.

INCOME TAXES

In situations where a company has experienced net operating losses which cannot be offset through a carry back, the net operating losses may be realized as a carry forward up to 20 years in the future. Due to our substantial development stage losses in earlier years, we have a cumulative net operating loss for which we have recognized a benefit in the current year. However, the Financial Accounting Standards Board
(FASB) has concluded that tax benefits of loss carry forwards should not be recognized until they are actually realized, except in circumstances when realization is assured beyond any reasonable doubt at the time the loss carry forward arises. For this reason, we have recorded as valuation allowance in our accounting records for the future tax benefits of our loss carry forwards. Management believes that the current cumulative net operating loss may be fully realized in the current fiscal year.


Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pinnacle's management, under the supervision and with the participation of its chief executive officer and chief financial officer, conducted an evaluation of its "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) within 90 days of the filing date of this quarterly report on Form 10QSB (the "Evaluation Date"). Based on their evaluation, Pinnacle's chief executive officer and chief financial officer have concluded that as of the Evaluation Date, Pinnacle's disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in Pinnacle's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

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

Dated:  May 19, 2005

PINNACLE RESOURCES, INC

By: /s/ Glen R. Gamble
---------------------------
Glen R. Gamble, President and Director