Form 10KSB
period 2005-06-30
PINNACLE RESOURCES INC
filed 2007-08-02
CIK 1043825

FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

 [X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 for the fiscal year ended:
                   6/30/05

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

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act   [   ]

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12-2 of the Exchange Act).  Yes [ ]   No [x]

Pinnacle's revenues for its most recent fiscal year were $0.00. The market value of Pinnacle's voting $.00001 par value common stock held by non-affiliates of Pinnacle was approximately $330,000.

The number of shares outstanding of Company's only class of common stock, as of June 30, 2005 was 18,185,050 shares of its $.00001 par value common stock.

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

Pinnacle has had limited operations since its inception in 1995 due to its lack of working capital. In June 1997, Pinnacle issued 4,000,000 Common Shares for cash at $.025 per Common Share for an aggregate of $100,000 to thirteen individuals who were then non-affiliates. Victory Minerals Corp., a holding company controlled by Glen Gamble, purchased 2,000,000 of those Common Shares. Claremont House, Corp. was acquired, and its name changed to Pinnacle Resources, Inc., in order to more clearly identify its new business purpose, which is to evaluate, structure, and complete mergers with, or acquire other unrelated privately-owned corporations. In the course of its activities, Pinnacle plans to arrange (or provide) funding for companies that it evaluates and will try to structure merger or acquisition opportunities so that conditions are advantageous to Pinnacle. Currently, Pinnacle is developing technology and equipment to mine ocean diamonds, building a tantalum refinery, and developing its vanadium/titanium property.
All these activities are located in South Africa. Additionally, Pinnacle has acquired control of a Ghana company that holds a gold prospecting license in Ghana (in equatorial Africa). Recently, the Company acquired interests in a technology developed to convert carbonaceous waste into green energy.

Company History/Operating Strategy.   In 1995 the Company's principals,
Glen Gamble and Robert Hildebrand, two experienced mining industry experts, saw an opportunity for a quick-footed aggressive company that could benefit from the changing political and economic climate in South Africa. The post-apartheid government forced a restructuring of South Africa's world-renowned mining industry by decreeing that major monopolistic mining companies had to divest themselves of some of their mineral holdings.

In anticipation of being able to acquire promising mineral prospects and the need for financing of acquisitions, the company's principals filed a Form 10 Registration with the U.S. Securities Exchange Commission to take Pinnacle public. That approval and subsequent listing as a Bulletin Board stock was obtained in July 1996.

A South African business group that had formed Plateau Resources Pty Ltd presented the first attractive mineral prospect to Pinnacle. Pinnacle's management evaluated the opportunity and acquired Plateau for 2,000,000 million shares of Pinnacle common stock and made a capital infusion commitment to Plateau of US$300,000. Then, in October 1996 Pinnacle caused its subsidiary, Plateau Resources, to file an application for Prospecting Rights with the Lebowa Mineral Trust, and by March 1997 Pinnacle had been awarded four claims on the world famous

Platreef which hosts a platinum-bearing formation. In the following two years the company's exploration and drilling program resulted in the discovery of platinum group mineralization.

Pinnacle has pursued a strategy of identifying and acquiring mineral interests in an environment of emerging opportunities. This approach of building its asset portfolio was successful because it enabled the Company to acquire a platinum property as well as five contiguous claims, 17 kilometers in length, on a drilled prospect that has been reported to be the largest undeveloped vanadium/titanium ore body in the world. The vanadium prospect is held by a new subsidiary, Vanadium and Magnetite Exploration and Development Pty Ltd. (VanMag). This company has been awarded a 30 year Mineral Lease and Mining Authorization on these lands and recently the company completed a two year effort to secure a sufficient water supply for the operation of a 40,000 ton per month processing plant on the property.

In February of 2003, Pinnacle accepted Corridor Mining of South Africa as a Black Empowerment 1/3 equity partner in order to comply with the new South African government's legislation which calls for black ownership participation on State owned minerals and to help obtain the Mining Authorization.

Having achieved success in its initial exploration effort on the platinum property the company was able to attract an industry partner to further develop the platinum prospect without further demand on Pinnacle's financial resources. The company accepted a joint-venture arrangement and drilling expenditure commitment from Hunter Dickinson Inc of Vancouver, Canada wherein the Company realized cash and stock in a Canadian public company, Anooraq Resources, Inc. After eighteen months HDI offered to take over Plateau Resources completely and the company received further stock considerations in Anooraq and a cash consideration of US$500,000. This money and the sale of Anooraq stock has enabled Pinnacle to fund its administrative overhead as well as to finance its present ventures.

The next opportunity of high interest was certain proprietary and patented know-how and technology that could separate vanadium and titanium from magnetite ore. This capability is also applicable for the separation and processing of tantalite ore. Consequently, the Company acquired the technology via a merger with Titan Intellectual and then licensed the technology to a new South African company, Titan Processors (Pty) Ltd. The Company then agreed to finance Titan's start up with a financial loan commitment of up to $500,000. Since then Pinnacle has advanced Titan a total of US$687,600. Titan completed its test processing runs and effectively produced high grade tantalum pentoxide. Titan's pilot refinery is on an industrial campus with Rappa Holdings, who in 2005 expanded their tantalite ore beneficiation facility and wanted Titan to its refining capacity as well. Toward that end, Rappa started acquiring various construction materials and and processing equipment for expansion of the refining plant in anticipation that Titan would continue to receive financing and could then repay Rappa for the cost of refinery expansion. However, Rappa was unable to produce sufficient quantities of beneficiated tantalite concentrates to feed Titan's expanded refining capacity. After struggling with off spec concentrated feed-stock from Rappa and paying for overhead and labor that was not yielding sales, Pinnacle elected not to further fund this venture. As a result, in June 2006, the Titan staff was dismissed and the refinery turned over to Rappa in lieu of payment. There were no outstanding notes, debts or operational bills of Titan that are the obligation of Pinnacle.

Simultaneously, with the commitment to Titan, Pinnacle reviewed, and then agreed to fund, a new, patented ocean diamond recovery platform called "Aqua Walker". This invention was housed in Diamonaire Pty Ltd. Pinnacle, up through June 2006, had approximately $800,000 invested and was holding 10% interest bearing notes of an approximate value of $1 million. By May 2006, the technology required additional funding for completion of its design and innovations but Pinnacle management was not necessarily satisfied with the corporate structure and sought to change the relationship. Therefore, in June 2006, Pinnacle took possession of 100% of Diamonaire thus making it a wholly owned subsidiary and agreed to further fund the venture on a loan basis.

In exchange for full ownership of Diamonaire, the Pinnacle board approved the issuance of a 2 million shares option at $.07 per share in favor of Aqua Options Ltd. Such share options are to be made available upon performance benchmarks where the technology must successfully produce revenue results, and, the technology company may elect to purchase Pinnacle stock in the market placer and any shares so purchased shall diminish the optioned shares. Additionally, Aqua Options contributed certain mining equipment and rolling stock to Diamonaire and took back a 10% note in the amount of Rand 800,000 (approximately US$120,000).

The AquaWalker made its maiden walk at Seal Beach on the west coast of South Africa in April of 2003 and was expected to start commercial operations toward the end of 2004. In July of 2004, Diamonaire was awarded a 1.7 kilometer stretch of Geelwal Beach on the South African west coast by diamond concession holder, TransHex Pty Ltd.

The inventor and operator, doing business as Aqua Options Pty Ltd. wanted to set up a technology holding company for all of the aqua marine technology and we agreed that all of the technology regarding recovery of marine diamonds be held in C-Options, another South African entity. However, the intent is to have the technology company lease back the technology for a fee of 20% of the revenues from diamond sales. Pinnacle management of is of opinion that changes, alterations, improvements, and future innovations to this technology will require new drawings, new patent applications and a certain amount of research, testing, and development. Pinnacle does not want unanticipated research and development costs reflecting on future revenues in Diamonaire, and ultimately in Pinnacle.

In May 2007, Pinnacle entered into a term sheet agreement covering the above points and agreed to loan Diamonaire up to an additional $1 million. As a result, Pinnacle lent Diamonaire $506,000 on May 23, 2007. In July 2007, Pinnacle advanced another $220,000 all on a loan basis at 10% interest. An additional amount of $300,000, if needed by

Diamonaire may be sent within the next 60 days. Any additional financing beyond the $1 million commitment is solely at the option of Pinnacle.

The Market Opportunity.   (1) The Company has obtained mineral rights
and subsequently a mining authorization to begin mining and production of vanadium and titanium in the Northern Province of South Africa, thereby opening the door for Pinnacle to attract a joint venture industry partner;
(2) sold its platinum rights in South Africa and used the cash and stock from that transaction to fund operations and two new ventures;
(3) agreed to fund a diamond recovery joint venture in the ocean off South Africa's west coast and;
(4) funded the construction of a tantalum refinery in Johannesburg, South Africa.

Vanadium/Titanium Project
-------------------------
In June 2000 Pinnacle concluded negotiations to acquire 100 percent ownership of Vanadium and Magnetite Exploration and Development (Pty) Ltd. (VanMag) a South African corporation holding an exclusive 30-year mineral lease on five contiguous farms near Potgietersrus, South Africa.

The farms cover 17,188 acres within the Bushveld Complex, a region that accounts for 50 percent of the world's vanadium supply. They host a 6-meter thick main bed of magnetite, approximately 17 kilometers in strike length, which is believed to be the largest undeveloped resource of Vanadium in the world. Indicated resource of the main magnetite layer to a depth of only 80 meters is estimated to be 100 million tons of magnetite containing 1.67 million tons of vanadium pentoxide.
Assays from diamond core drilling show that the "run-of-mine ore" contains an average of 1.24 percent vanadium pentoxide and 11.88 percent titanium dioxide. The outcropping and shallow magnetite beds offer the potential of low cost open pit mining.

Ross Glanville & Associates of Vancouver, Canada used the results of investigations undertaken by The Department of Mining Engineering of the University of Witwatersrand for an economic valuation of the Vanadium properties. They concluded that over a 20-year project life, at an annual Production Rate of 4,120 (four thousand one hundred and twenty) tons of ferrovanadium (FeV) and a price of $15 /kg FeV, the operation showed a net present value (NPV) of $73.6 million USD (Seventy Three Million Six Hundred Thousand US Dollars).

Management is of the opinion that the vanadium and titanium property represents an excellent business opportunity, for the shareholders of Pinnacle. As of June 30, 2002, Pinnacle had succeeded in obtaining water rights on the farms sufficient to accommodate a 40,000 tons per
month processing plant.   Additionally VanMag applied for a Mining
Authorization which was granted in April of 2004. In early 2003, Pinnacle concluded a sale of 1/3 of its VanMag shares to Corridor Mining Ltd a Black Empowerment Group thus complying with South Africa's new mandate for black partners on State owned minerals.

Platinum
--------
In 1995 the Company acquired Plateau Resources Pty Ltd, a South African corporation, which had been awarded Prospecting Rights on four farms, which had platinum mineralization. The Company funded an exploratory drilling program and was able to demonstrate that there was sufficient platinum mineralization to initiate a thorough drilling and development program. The Company sold 50 percent of Plateau to Anooraq Resources Inc of Vancouver Canada for cash and stock, and then two years later completed a tax-free exchange of its seven million shares of Anooraq stock. Pinnacle sold parcels of the Anooraq stock over the last 18 months to cover overhead and fund the start-up of the tantalum refinery and the Aqua-Walker and then Pinnacle concluded a sale of the balance of its Anooraq stock for US$800,000 during fiscal year 2004.

Diamond Recovery Project
------------------------
In March 2002 Pinnacle entered in to a 50/50 joint venture with Ocean Options Pty Ltd of South Africa to form Diamonaire Pty Ltd, which was formed to hold the patents and designs for the "AquaWalker", a walking platform that walks into the ocean and performs the recovery of diamondiferous gravels from the ocean floor. This technology enables the company to mine certain offshore deposits that were previously inaccessible by conventional methods, i.e. boat and diver operations or beach operations. Diamonaire built the first "AquaWalker" platform and has completed its sea trials and demonstrated that the technology is capable of producing diamondiferous gravels off the difficult and treacherous west coast of South Africa. Diamonaire was allocated a 1.7 kilometer section of a diamond concession in July of 2004 by master diamond concessionaire, Trans Hex Pty Ltd, who will process diamonds out of the gravels harvested by the AquaWalker and then pay 65 percent of the sale proceeds to Diamonaire.

Tantalum Refinery
-----------------
In February 2002, Pinnacle acquired certain intellectual property from a South African inventor for cash and common stock equivalents. The intellectual property consists of a method to refine tantalum, vanadium, and titanium ores. Tantalum is a strategic metal used in electronics and space industry.

Pinnacle licensed the intellectual property to Titan Processors (Pty) Limited (Titan), a newly formed South African company, owned by a South African mining group in exchange for a royalty of $1.00 per pound of tantalum oxide produced and sold under the license and a percentage of Titan's net profits. In addition, Pinnacle agreed to fund the start-up of a refinery and employ the inventor. A South African mining group agreed to provide the equipment and mining permit to build a tantalite refinery utilizing the licensed technology in South Africa. The licensing agreement expires in ten years.

Pinnacle has been funding the construction and expansion of the tantalum refinery which is designed for processing tantalite mined throughout southern Africa and is expected to begin producing high purity tantalum pentoxide and niobium oxide for the electronics industry during fiscal year 2006.

Employees
---------
Pinnacle presently has two employees. Mr. Gamble, the President draws a $5,000 per month and Mr. Hildebrand, Vice President of Finance draws $4,000 per month.

Subsidiaries
------------
Vanadium and Magnetite Exploration and Development (Pty) Ltd. (VanMag), a South African Corporation is owned 66.7 percent by Pinnacle;
Diamonaire Pty Ltd is owned 50 percent by the Company and Ocean Options Pty Ltd; and Titan Intellectual Limited, a Nevada Corporation is wholly owned by Pinnacle.

In January of 2007, Pinnacle entered into a Share Sale Agreement with Golden Falls Trading 565 Pty Ltd for the sale of 93 1/3 percent of the total issued shares of Vanadium and Magnetite Exploration and Development Pty Ltd., in consideration of payment of US$9 million. VanMag is the holder of certain mining rights to a vanadium-bearing magnetite deposit in the Limpopo Province of South Africa. Pinnacle receivedy6 a down payment of $200,000 in January of 2007 and an additional $3.2 million in May of 2007. The purchaser further placed $1.6 million in escrow pending our minority shareholder obtaining permission from the provincial government to sell their shares. Pinnacle is currently engaged in negotiations to resolve this issue so as to obtain the release of the $1.6 million held in escrow. The purchasers are presently preparing the application to convert VanMag's old order mining right to a new order right as required by the new South African Mining and Mineral Act. Upon such conversion, Pinnacle will receive an additional $4 million. To date, Pinnacle's pre-tax gain is approximately $2 million on the sale of its shareholding in VanMag.

In December 2003, Pinnacle acquired 446 shares, all of the issued stock, Orovi Ghana Ltd., a Ghanaian corporation that holds a gold prospecting license on the renowned Ashanti gold trend in central Ghana. Orovi Ghana had entered into an exploration/option agreement with Golden Star Resources Ltd. of Denver, Colorado. In fiscal year 2004, Pinnacle received a non-refundable advance of $200,000 of the $400,000 sales price.

Subsequent to the year ended June 30, 2005, Pinnacle entered into a loan agreement with Golden Star in which Golden Star loaned Pinnacle $145,690 with an option to convert the loan into the purchase price under the original option agreement in connection with the exercise of
the option.   On April 20, 2007, Golden Star exercised its option and
upon a final payment of $17,165 acquired all of Pinnacle's shares of its subsidiary, Orovi Ghana, for the aggregate amount of $362,855. The difference of $37,145 with the option price of $400,000 was the agreed upon consideration for the cancellation of the 10 percent net profits interest Pinnacle had outstanding. Pre-tax gain was about $330,000

Other Information
-----------------
Other than Pinnacle's normal office overhead and the commitment to the vanadium/titanium project, Pinnacle has no other plans, arrangements or pre-planned financing commitments for which it is obligated. Pinnacle has aspirations as stated earlier but they are contingent upon the successful obtainment of investment funds.

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

Competition
-----------
Pinnacle is, and will remain for the foreseeable future, an insignificant participant among those firms that are also engaged in the business of Pinnacle. There are many established entities and financial concerns which have significantly greater financial and personnel resources and technical expertise than Pinnacle. Management will rely upon their own ability to generate potential lending candidates, either through their own personal industries in which management has had prior experience. In view of Pinnacle's extremely limited resources, it should be expected that Pinnacle will continue to be at a significant competitive disadvantage compared to Pinnacle's competitors.

Federal and/or State Regulation
-------------------------------
Pinnacle is not subject to any federal or state regulations regarding its services.

Business Development Company
----------------------------
As Pinnacle obtains equity interests in companies which desire to become public, Pinnacle may become subject to the provisions of the Investment Company Act of 1940 or the Investment Advisers Act of 1940. It is possible that Pinnacle may choose to elect to be treated as a Business Development Company ("BDC") pursuant to Section 54 of the Investment Company Act of 1940 (the "1940 Act"). On October 21, 1980, the 1940 Act was amended by a series of amendments, which added sections 59 through 65. These sections relate to the Small Business

Investment Incentive Development Company that is defined as a domestic closed-end company which is operated for the purpose of making certain types of investments and which makes available significant managerial assistance to the companies in which it invests. Generally, a company which elects to be treated as a business development company, or intends within 90 days to so elect, is exempt from certain provisions of sections 1 through 53 of the 1940 Act.

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

Seasonal Nature of Business Activities
--------------------------------------
Pinnacle's business activities are not seasonal.


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

Through Diamonaire Pty Ltd, Pinnacle holds a Mining Contract Right on a
1.7 kilometer allocation of Beach and Offshore Diamond Concession located on the west coast of South Africa.

Until April 20, 2007, Pinnacle, through its shareholding in Orovi Ghana Ltd., held a gold prospecting license on the Riyadh concession in the central district of the Republic of Ghana.


ITEM 3.   LEGAL PROCEEDINGS.

During the fourth quarter of the fiscal year ended June 30, 2005 the Company was not a party to any legal proceedings


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended June 30, 2005, no matters were submitted to a vote of Pinnacle's security holders, through the solicitation of proxies.

                    PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information. Pinnacle's common shares are listed in the over-the-counter market. As of June 30, 2005, there was only a limited market for Pinnacle's common shares.

The following table sets forth the range of high and low bid quotations for Pinnacle's common stock for each quarter of the last two fiscal years. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended        High Bid            Low Bid
9/30/03                .07                 .05
12/31/03               .19                 .08
3/31/04                .16                 .13
6/30/04                .17                 .14
9/30/04                .20                 .14
12/31/04               .19                 .06
3/31/05                .19                 .06
6/30/05                .16                 .06

The approximate number of holders of record of Pinnacle's $.00001 par value common stock, as of June 30, 2005 and July 31, 2007 was 220.

Dividends.   Holders of Pinnacle's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on Pinnacle's common stock have ever been paid, and Pinnacle does not anticipate that dividends will be paid on its common stock in the foreseeable future.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation of the Financial Statements
-------------------------------------------------
Our consolidated financial statements include the financial statements of VanMag because as of June 30, 2005 we owned a controlling interest in their common stock. We also consolidate the financial statements of Titan Processors, even though we own no Titan voting stock, because we controled Titan's board of directors at June 30, 2005. In addition, we control Titan's operations through the impact of certain commercial arrangements entered into with Titan. Diamonaire's financial statements are also consolidated, as we own 50 percent of its outstanding stock and hold voting control of its board of directors.

Results of Operations
Year ended June 30, 2005 compared to year ended June 30, 2004
-------------------------------------------------------------
Net income (loss) for fiscal year 2005 totaled ($781,294) versus a loss of ($415,868) in fiscal year 2004 representing an increase (in loss) of
88.0 percent. This increase in loss resulted mainly from the absence of non-operating income in 2005 versus $1,379,103 that was realized in 2004 from the sale of the Company's subsidiary, Plateau Resources.

General and Administrative expense in 2005 was $578,225 versus
$1,196,674 in 2004, a decrease of 51.7 percent. Less prospecting for new projects and lower overhead costs associated with Titan and Diamonaire contributed to this improvement.

Stock-based compensation decreased by $124,650 to $21,200 in 2005 from $145,850 for fiscal year 2004, a decrease of 85.5 percent.

Inflation has not affected our operation.

However, the impact of a weakening US dollar has impacted our operations. In 2001, we could purchase 13 South African Rand for $1.00. As of June 30, 2005, the exchange rate was 6.67 South African Rand to US$1.00, seriously eroding our ability to finance South African operations. Unrealized losses from foreign currency translations are included in income.

Liquidity
---------
In fiscal 2004, our ability to generate adequate amounts of cash to meet our needs came from the sale of Anooraq common stock. During fiscal year 2005 we had no Anooraq stock left to sell and relied on cash reserves, an advance payment on our Ghana gold property sale and proceeds from loans from officers of the Company. Our cash position decreased from $55,327 at June 30, 2004 to $36,557 at June 30, 2005.
Until our subsidiaries commence operations and provide cash flows, we will rely on our own common stock sales, proceeds from borrowings and property sales. Until we receive these proceeds, and there is no assurance that we will receive these proceeds, we will rely on principal shareholders to fund operations.

VanMag
------
This subsidiary is not expected to generate cash flow until such time as we sell it or we commence mining operations. Mining authorization was granted in fiscal year 2004. Profits from a sale or from mining operations, if any, would be shared (1/3rd) with our minority interest holder.

Titan Processors
----------------
Titan did not provide any operating revenue in fiscal 2005.

Diamonaire joint venture
------------------------
We own approximately 50 percent of the joint venture that owns 80 percent of the operating company, Ocean Exploration, a South African company. The mining equipment has been tested and is operational. Mining did not provide any operating revenue in fiscal 2005. A new diamond mining concession has been obtained and the AquaWalker is being modified to commence mining operations in fiscal 2006.

Financial condition
-------------------
Property and equipment

Property and equipment decreased to $570,393 at June 30, 2005 from $586,317 at June 30, 2004. Provisions for depreciation in fiscal 2005 and 2004 were $158,791 and $134,080, respectively. Net property deletions in fiscal year 2005 were $15,924. We completed construction of the aforementioned tantalum refinery in fiscal 2004 and increased production capacity during fiscal year 2005.

Net deficit of affiliate
------------------------
This refers to the net deficit in equity of our affiliate, Titan
Processors.

Our strategy in the near future is to continue to focus on developing a substantial share of the world tantalum market and on recovering diamonds using our modified AquWalker. We will continue to study the feasibility of mining magnetite and recovering the contained vanadium and titanium. We are searching for an industry partner to joint venture the installation of a processing facility. Through our association with Dr. Jan Becker, we possess a proprietary technology to separate and recover these co-products from the iron ore. We believe that our future success will depend on our ability to develop our current businesses and to invest wisely in new businesses.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        PINNACLE RESOURCES, INC.
                                Index to
                   Consolidated Financial Statements

                                                              Page
                                                           ----------

Report of Independent Registered Public Accounting Firm        F-2

Consolidated Balance Sheet at June 30, 2005                    F-3

Consolidated Statements of Operations for the years ended
 June 30, 2005 and 2004                                        F-4

Consolidated Statements of Other Comprehensive Income
 for the years ended June 30, 2005 and 2004                    F-5

Consolidated Statement of Changes in Shareholders' Deficit
 for the period from July 1, 2002 through June 30, 2005        F-6

Consolidated Statements of Cash Flows for the years ended
 June 30, 2005 and 2004                                        F-7

Notes to Consolidated Financial Statements                     F-8

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Pinnacle Resources, Inc.

We have audited the accompanying consolidated balance sheet of Pinnacle Resources, Inc. and subsidiaries as of June 30, 2005 and the related consolidated statements of operations, other comprehensive income, changes in shareholders' deficit, and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Resources, Inc. and subsidiaries as of June 30, 2005 and the results of their operations and their cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Cordovano and Honeck, LLP
-----------------------------
Cordovano and Honeck, LLP
Denver, Colorado
November 15, 2005

                        PINNACLE RESOURCES, INC.
                       Consolidated Balance Sheet
                             June 30, 2005

                                Assets
Current assets:
  Cash and cash items                                      $   36,557
  Accounts and notes receivable
    Accounts
      Related parties (Note 2)                                 15,751
      Others                                                   21,248
    Notes
      Others (Note 3)                                          85,000
      Interest receivable, others                               7,724
  Allowance for doubtful accounts and notes receivable        (92,724)
  Prepaid expenses                                             30,890
                                                           ----------
        Total current assets                                  104,446
  Property and equipment, net of accumulated depreciation
   of $244,744 (Note 4)                                       570,393
  Other assets                                                 65,935
                                                           ----------
                                                           $  740,774
                                                           ==========
                  Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities               $  110,921
    Notes payable:
      Bank (Note 5)                                            50,000
      Related parties (Note 2)                                186,249
    Interest payable, related parties                           3,176
  Deferred revenue (Note 11)                                  200,000
  Other current liabilities                                    91,466
                                                           ----------
        Total current liabilities                             641,812
Due to related party, not current (Note 2)                     89,989
Minority interest in net assets of consolidated subsidiary     24,289
                                                           ----------
                                                              756,090
Shareholders' deficit (Notes 6 & 7):
  Net deficit of affiliate                                        (10)
  Preferred stock , $.01 par value;  authorized 2,000,000
   shares, issued and outstanding -0- shares                        -
 Common stock , $.00001 par value;  authorized 500,000,000
   shares, issued and outstanding 18,185,050 shares               182
  Additional paid-in capital                                3,448,717
  Accumulated other comprehensive income                      708,360
  Accumulated deficit                                      (4,172,565)
                                                           ----------
        Total shareholders' deficit                           (15,316)
                                                           ----------
                                                           $  740,774
                                                           ==========

See accompanying notes to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
                  Consolidated Statement of Operations

                                                Years Ended June 30,
                                                 2005         2004
                                              ----------   ----------
Operating expenses:
  Prospecting costs                           $  131,962   $  242,157
  General and administrative costs               578,225    1,196,674
  Consulting expenses paid to related
   parties (Note 2)                              130,100      128,700
  Stock-based compensation:
    Professional services (Note 7)                21,200      145,850
  Provision for uncollectible notes receivable
   (Note 3)                                       39,354       53,369
                                              ----------   ----------
      Total operating expenses                   900,841    1,766,750
                                              ----------   ----------

Loss before income taxes, nonoperating income,
 interest expense and minority interest         (900,841)  (1,766,750)

Non-operating income:
  Gain on sale of subsidiary                           -    1,379,103
  Gain on debt reduction                          25,000            -
  Gain on disposal of equipment                   28,254            -
  Other nonoperating income (expense), net        61,270       34,711
  Interest income (expense), net                  (5,747)     (62,932)
                                              ----------   ----------
      Income/loss before income taxes
        and minority interest                   (792,064)    (415,868)

  Income tax provision (Note 8)                        -            -
                                              ----------   ----------
      Income/loss before minority interest      (792,064)    (415,868)

Minority interest in net loss of consolidated
 Subsidiary                                       10,770            2
                                              ----------   ----------
      Net income/loss                         $ (781,294)  $ (415,866)
                                              ==========   ==========

Basic and diluted income/loss per share       $    (0.05)  $    (0.02)
                                              ==========   ==========

Weighted average common shares outstanding    16,660,191   16,642,024
                                              ==========   ==========


See accompanying notes to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
          Consolidated Statement of Other Comprehensive Income

                                                Years Ended June 30,
                                                 2005         2004
                                              ----------   ----------

Net income/loss                               $ (781,294)  $ (415,866)

  Other comprehensive income/loss , net of tax:
    Foreign currency translation                 137,675      575,518
                                              ----------   ----------
      Comprehensive income                    $ (643,619)  $  159,652
                                              ==========   ==========




See accompanying notes to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
       Consolidated Statement of Changes in Shareholders' Equity

                                                         Common Stock         Additional
                                          Titan       ------------------        Paid-in
                                       Processors     Shares         Par        capital
                                       ----------   ----------   ----------   ----------
       Balance, June 30, 2003             (34,842)  17,543,050          175    3,060,173

Issuance of common stock in exchange
 for services at $0.14 (average) per
 share (Note 7)                                 -    1,035,000           10      145,840
Exercise of stock options (Note 7)              -      770,000            8       99,992
Settlement of lawsuit/return of shares
 to the Treasury and cancelled
 (Note 7)                                       -   (2,825,000)         (28)          28
Affiliate adjustment                       34,832            -            -            -
Net loss for the year ended
 June 30, 2004                                  -            -            -            -
Other comprehensive income                      -            -            -            -
                                       ----------   ----------   ----------   ----------
       Balance, June 30, 2004                 (10)  16,523,050          165    3,306,033

Issuance of common stock in exchange for
 services at $0.12 (average) per share
 (Note 7)                                       -      180,000            2       21,198
Shares issued for accrued interest
 (Note 7)                                       -       27,000            -        3,501
Shares issued for debt reduction
 (Note 7)                                       -    1,250,000           13       99,987
Sale of restricted shares at $0.08
 per share.                                     -      125,000            1        9,999
Sale of restricted shares at $0.10
 per share                                      -       80,000            1        7,999
Net loss for the year ended June 30, 2005       -           -             -            -
Other comprehensive income                      -           -             -            -
                                       ----------   ----------   ----------   ----------
       Balance, June 30, 2005          $      (10)  18,185,050   $      182   $3,448,717





                        PINNACLE RESOURCES, INC.
(Continued)   Consolidated Statement of Changes in Shareholders' Equity

                                                   Accumulated
                                                       Other
                                                  comprehensive  Accumulated
                                                   Income/Loss     Deficit       Total
                                                    ----------   ----------   ----------
       Balance, June 30, 2003                           (4,833)  (2,975,405)      45,268

Issuance of common stock in exchange
 for services at $0.14 (average) per
 share (Note 7)                                              -            -      145,850
Exercise of stock options (Note 7)                           -            -      100,000
Settlement of lawsuit/return of shares
 to the Treasury and cancelled
 (Note 7)                                                    -            -            -
Affiliate adjustment                                         -            -       34,832
Net loss for the year ended
 June 30, 2004                                               -     (415,866)    (415,866)
Other comprehensive income                             575,518            -      575,518
                                                    ----------   ----------   ----------
       Balance, June 30, 2004                          570,685   (3,391,271)     485,602

Issuance of common stock in exchange for
 services at $0.12 (average) per share
 (Note 7)                                                    -            -       21,200
Shares issued for accrued interest
 (Note 7)                                                    -            -        3,501
Shares issued for debt reduction
 (Note 7)                                                    -            -      100,000
Sale of restricted shares at $0.08
 per share.                                                  -            -       10,000
Sale of restricted shares at $0.10
 per share                                                   -            -        8,000
Net loss for the year ended June 30, 2005                    -     (781,294)    (781,294)
Other comprehensive income                             137,675            -      137,675
                                                    ----------   ----------   ----------
       Balance, June 30, 2005                       $  708,360  $(4,172,565)  $  (15,316)
                                                    ==========   ==========   ==========



See accompanying notes to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
                   Consolidated Statement of Cash Flow

                                                             Years Ended June 30,
                                                              2005         2004
                                                           ----------   ----------
Cash flows from operating activities:
 Net income/loss                                           $ (781,294)  $ (415,866)
  Adjustments to reconcile net loss to cash flows from
  operating activities:
    Common stock issued for services (Note 7)                  21,200      145,850
    Common stock issued for interest (Note 7)                   3,501            -
    Depreciation and amortization                             158,791      134,080
    Provision for uncollectible notes receivable (Note 3)      39,354       53,369
    Cash received from the sale of trading securities               -      819,148
    Changes in current assets and current liabilities:
      Gain on debt reduction                                  (25,000)           -
      Gain on sale of trading securities (Note 3)                   -   (1,265,549)
      Increase in receivables and other current assets        (93,275)      93,825
      Increase in accounts payable and accrued liabilities    224,277      170,511
                                                           ----------   ----------
        Net cash provided by operating activities            (452,446)    (264,632)
                                                           ----------   ----------

Cash flows from investing activities:
  Purchase of equipment                                       (20,204)     (42,833)
  Advances made to unrelated third-parties (Note 3)                 -     (106,000)
  Repayments of advances made to unrelated third-parties
   (Note 3)                                                    30,000       10,000
                                                           ----------   ----------
        Net cash used in investing activities                   9,796     (138,833)
                                                           ----------   ----------

Cash flows from financing activities:
  Advances from related parties (Note 2)                      120,000       40,000
  Repayment of advances from related parties (Note 2)        (194,294)     (25,000)
  Proceeds from loans                                         480,156       72,829
  Proceeds from line of credit                                      -      100,000
  Principal payments on line of credit                              -      (50,000)
  Cash proceeds from sale of common stock                      18,000      100,000
                                                           ----------   ----------
        Net cash provided by financing activities             423,862      237,829
                                                           ----------   ----------
Effect of exchange rate changes on cash                            18        4,833
                                                           ----------   ----------
        Net change in cash                                    (18,770)    (160,803)

Cash:
  Beginning of period                                          55,327      216,130
                                                           ----------   ----------
  End of period                                            $   36,557   $   55,327
                                                           ==========   ==========


                        PINNACLE RESOURCES, INC.
 (Continued)       Consolidated Statement of Cash Flow

                                                             Years Ended June 30,
                                                              2005         2004
                                                           ----------   ----------

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                               $    9,021   $        -
                                                           ==========   ==========
    Income taxes                                           $        -   $        -
                                                           ==========   ==========

Non-cash financing and investing activities:
  Repayment of funds advanced for common stock             $  125,000   $        -
                                                           ==========   ==========





See accompanying notes to consolidated financial statements.

                        PINNACLE RESOURCES, INC.
              Notes to Consolidated Financial Statements

Note 1: Organization, business and summary of significant accounting policies

Pinnacle Resources, Inc. ("we" "our" "us" or "the Company") was incorporated under the laws of Wyoming in January 1995. We engage in
(1) exploring for and developing natural resources; and (2) chemical refining.

Basis of presentation
---------------------
Our consolidated financial statements include our accounts and our wholly owned South African subsidiaries; Diamonaire Exploration (Pty)
Ltd) ("Diamonaire") and Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd) ("Van Mag"). Our consolidated financial statements also include the accounts of Titan Processors (Pty) (Ltd), also a South African company, which is controlled by members of our Board of Directors. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

In December 2003, we executed an agreement with the US parent of a Ghana subsidiary to acquire all of the outstanding common stock of their subsidiary in consideration of $31,000. However, we were unable to obtain access to the accounting and other records of Orovi Ghana
(Pty) Ltd. ("OGL"). Because of lack of control, we excluded OGL from consolidation.

Our significant operating losses raise substantial doubt about our ability to continue as a going concern. Our tantalite plant in Johannesburg and our diamond mining operations on the west coast of South Africa are expected to provide revenues in calendar year 2006. Until then, we are operating at the forbearance of our creditors and the ability and willingness of our principal shareholders to fund essential operations. We are also considering selling assets.

Use of estimates
----------------
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents
----------------
For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2005.

                        PINNACLE RESOURCES, INC.
              Notes to Consolidated Financial Statements

Note 1: Organization, business and summary of significant accounting policies (continued)

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

Net income per share
--------------------
The Company reports net income per share in accordance with SFAS No. 128, "Earnings per Share". Under SFAS 128, net income (loss) per share-basic excludes dilution and is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2005, the Company had 1,000,000 stock options outstanding that were not included in the calculation of net loss per share-diluted because the options were antidilutive.

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

Fair value of financial instruments
-----------------------------------
Our financial instruments, including cash and accounts payable and other accrued liabilities are carried at cost, which approximates their fair value due to the short-term maturity of these instruments. The capital lease obligation is carried at cost, which approximates fair value due to the prevailing market rate for similar instruments.

                        PINNACLE RESOURCES, INC.
              Notes to Consolidated Financial Statements

Note 1: Organization, business and summary of significant accounting policies (Continued)

Concentrations of operations outside the our home country
---------------------------------------------------------
Substantially all of our activities were conducted in the Republic of South Africa. As such we are a foreign corporation and are subject to the laws and rules, including the currency restrictions and tax laws, of that country.

Foreign currency translation
----------------------------
Assets and liabilities of non-US subsidiaries are translated to US Dollars at end-of-period exchange rates. The effects of this translation for non-US subsidiaries are reported in other comprehensive income (loss). Remeasurement of assets and liabilities of non-US subsidiaries that use a currency other than the US dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of all non-US subsidiaries are translated to US Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. The functional currency of our foreign subsidiaries is the local currency, the South African Rand.


Note 2:  Related party transactions

During the years ended June 30, 2005 and 2004, we paid an affiliated company $26,500 and $66,000, respectively, for consulting services. The president of our parent company controls the affiliate.

During the years ended June 30, 2005 and 2004, officers and director of the Company were paid $103,600 and $85,700, respectively, for consulting services. The consulting services were for due diligence investigations on potential mining projects and other administrative services.

During the year ended June 30, 2005, our principal shareholders loaned us $111,249 for working capital. The loans are due on demand and bear interest at the rate of 6 percent per annum.

In March 2004, pursuant to the terms of an unsecured 30 day promissory note, a relative of an officer advanced the Company $50,000 for working capital. Interest on the note is at 13 percent, payable in shares of our common stock. In April the note was replaced with a demand promissory note under substantially the same terms and conditions as the March note. In October, the relative of our principal shareholder advanced the Company an additional $25,000 for working capital. Interest on the note was payable in the form of 3,500 shares of our

                        PINNACLE RESOURCES, INC.
              Notes to Consolidated Financial Statements

Note 2:  Related party transactions (Continued)

common stock. In January 2005, the notes were replaced with a demand promissory note with interest payable in the form of 15,000 shares of our common stock.

As of June 30, 2005, an officer/director of Diamonaire was indebted to the subsidiary in the amount of $15,751. This amount is reflected as receivable, related party in the accompanying financial statements.

As of June 30, 2005, Titan was indebted to our joint venture partner in the amount of $24,989. As of June 30, 2005, we were indebted to a principal shareholder in the amount of $65,000 for funds advanced to us for working capital. These advances are reflected as due to related party, not current.

Our president and another officer, together, guarantee a $50,000 line of credit with a financial institution. See Note 5 for details of the lines of credit.

Note 3:  Advances to and investments in unrelated third parties

At June 30, 2005, we held notes receivable from three unrelated third party corporations in the amount of $85,000 plus accrued interest. As of June 30, 2005, this amount was fully reserved.

On August 30, 1999 the Company purchased all of the outstanding common stock of Plateau Resources (Pty) (Ltd) in exchange for 1,500,000 shares of the Company's common stock valued at $375,000. During the year ended June 30, 2000, the Company entered into an agreement with Anooraq Resources Corporation ("Anooraq"), whereby Anooraq could purchase up to 70 percent of the Company's interest in Plateau. In August 2001, after Anooraq had acquired approximately 35 percent of Plateau's common stock, the Company exchanged its remaining shares of Plateau's common stock (65 percent) for 7 million shares of Anooraq's common stock. The transaction was accounted for as a tax-free exchange. The Company and Anooraq signed a Cooperative Agreement as part of the sale, which put significant restrictions on the Company's ability to (1) sell its Anooraq common stock in the open market; and (2) vote its ownership shares.

Initially, the Company deferred all of its gain, totaling $3,780,775, on the sale of Plateau. The Company recognized a pro-rata portion of the gain as it sold its Anooraq shares. Deferred tax liabilities related to the sale of Plateau in the amount of $1,219,267 were offset
by prior years' income tax asset allowances.   In the year ended June
30, 2004, the Company recognized the deferred gain of $1,265,549.

                        PINNACLE RESOURCES, INC.
              Notes to Consolidated Financial Statements

Note 4:  Property and equipment

Our property and equipment, at June 30, 2005, consisted of the following:

     Plant and equipment                      $  760,648
     Office equipment                             21,857
     Furniture                                    32,662
                                              ----------
                                                 815,167
     Less accumulated depreciation              (244,774)
                                              ----------
                                              $  570,393
                                              ==========

Depreciation expense for the years ended June 30, 2005 and 2004 totaled $158,791 and $134,080, respectively.


Note 5:  Short-term debt

We have one line of credit totaling $50,000 of which $-0- was unused at June 30, 2005. Advances made under the lines of credit carry interest rates of prime plus from one to three percent (8.50 percent at June 30, 2005) and may be extended annually with the consent of the financial institution.


Note 6:  Foreign operations

We engage in foreign operations through the following subsidiaries:

Titan Processors (Pty) (Ltd)
----------------------------
In February 2003, we acquired certain intellectual property from a South African inventor for cash, shares of our common stock and options to purchase our common stock.

The stock options granted vest based on the following performance schedule:

  Number of     Option
   Shares        Price      Performance Target
  ----------   ----------   --------------------
     100,000   $     0.01   Execution of intellectual property
                             licensing agreements
     100,000   $     0.01   Upon tantalite refinery becoming
                             operational

                        PINNACLE RESOURCES, INC.
              Notes to Consolidated Financial Statements

Note 6:  Foreign operations (Continued)



     100,000   $     0.01   Repayment of project funding
     700,000   $     0.01   1 million options for each $1 million
                             in Titan profits
  ----------
   1,000,000
   =========

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

Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd)
----------------------------------------------------------------
On September 25, 2000, we purchased all of the outstanding common stock of Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd) ("Van Mag"), a South African corporation, in exchange for 4,000,000 shares of the Our common stock. Van Mag holds a mineral lease on land in South Africa that contains known quantities of vanadium. We have paid certain prospecting and lease costs since its purchase. In April 2004, Van Mag was granted a mining license. However we are pursuing a joint venture partner for Van Mag in order to commence mining operations.

                        PINNACLE RESOURCES, INC.
              Notes to Consolidated Financial Statements

Note 6:  Foreign operations (Continued)

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

Diamonaire Exploration (Pty) (Ltd)
----------------------------------
In July 2003, we and Ocean Options (Pty) (Ltd), a South African corporation, formed Diamonaire Exploration (Pty) (Ltd), pursuant to the terms of a joint venture agreement. We and Ocean Options each own 50 percent of the outstanding common stock of Diamonaire. Diamonaire owns 80 percent of the outstanding common stock of Ocean Exploration (Pty)
(Ltd), a South African corporation, formed to explore for and mine diamonds in the ocean using certain new technology called the "Aqua Walker". Ocean Options provided the engineering for the Aqua Walker and we agreed to contribute the construction funds. Ocean Exploration is presently conducting trial runs of the Aqua Walker off the west coast of South Africa. Because we control the Board of Directors of Diamonaire, we consolidate their financial statements.

Note 7:  Shareholders' equity

During the year ended June 30, 2005, we issued 180,000 shares of common stock to consultants in exchange for services rendered. The transactions were valued at a total of $21,200 based on the quoted market price of our common stock on their respective dates of issuance.

During the year ended June 30, 2005, we issued 27,000 shares of common stock for accrued interest. The transactions were valued at a total of $3,501 based on the quoted market price of our common stock on their respective dates of issuance.

During the year ended June 30, 2005, we issued 1,250,000 shares of common stock for $125,000 debt reduction. The transaction was valued based on the quoted market price of our common stock on the date of issuance, which totaled $100,000. We recognized a gain on debt reduction of $25,000.

During the year ended June 30, 2004, we issued 1,035,000 shares of common stock to consultants in exchange for services rendered. The transactions were valued at a total of $145,850 based on the quoted market price of our common stock on their respective dates of issuance.

                        PINNACLE RESOURCES, INC.
              Notes to Consolidated Financial Statements

Note 7:  Shareholders' equity (Continued)

During the year ended June 30, 2004, we received 2,825,000 of our own common stock pursuant to a favorable judgment of the Harris County Circuit Court of Houston, Texas. No gain or loss on the judgment was recorded in the accompanying financial statements.

During the year ended June 3002, we issued 200,000 shares to Ocean Options in exchange for its stock in Diamonaire. The shares were valued at the quoted market price on the date of issuance.

During the year ended June 30, 2003, we issued 90,000 shares to consultants valued at $2,700. The shares were valued at the quoted market price on the day of issuance.

Stock options
-------------
On October 2, 2003, we granted to a Director an option to acquire 1,000,000 shares of our common stock at $.05 per share. The option vested on the date of grant and expires in October 2007. The quoted market price of our common stock on the date of grant was $.04 per share. We valued the option using the intrinsic method. The fair value of the option was estimated at $11,000. In May 2004, the Director exercised the option and purchased 770,000 shares of common stock at $.13 per share. The remaining 230,000 options expired prior to exercise.

In May 2004, we granted a Director an option to purchase 1,000,000 shares of our common stock at $.13 per share. The fair value of the option was estimated at $22,000. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

     Risk-free interest                   2.50%
     Dividend yield                       0.00%
     Volatility factor                  130.00%
     Weighted average expected life     7.5 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair

                        PINNACLE RESOURCES, INC.
              Notes to Consolidated Financial Statements

Note7:  Shareholders' equity (Continued)

value of its stock options. However, we have presented the pro forma net loss and pro forma basic and diluted loss per common share using the assumptions noted above.

The effect of expensing the stock options on reported net income (loss) and earnings (loss) per share would have been:

                                         June 30,
                              2005                      2004
                    -----------------------   -----------------------
                        Net       Earnings        Net       Earnings
                       Loss       Per Share      Loss       Per Share

  As reported       $ (781,294)  $    (0.05)  $ (415,866)  $        -
                    ==========   ==========   ==========   ==========
  Pro forma         $ (781,294)  $    (0.05)  $ (437,866)  $    (0.03)
                    ==========   ==========   ==========   ==========

The following schedule summarizes the changes in our outstanding stock options:

                                 Options Outstanding and
                                       Exercisable          Weighted
                                 -----------------------     Average
                                                Exercise    Exercise
                                 Number of       Price        Price
                                   Shares      Per Share    Per Share
                                 ----------   ----------   ----------

Balance at June 30, 2004          1,000,000   $     0.13   $     0.13
  Options granted                         0   $     0.00   $     0.00
  Options exercised                       0   $     0.00   $     0.00
  Options expired                         0   $     0.00   $     0.00
                                 ----------   ----------   ----------

Balance at June 30, 2005          1,000,000   $     0.13   $     0.13
                                 ==========   ==========   ==========

Note 8:  Income taxes

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

                        PINNACLE RESOURCES, INC.
              Notes to Consolidated Financial Statements

Note 8:  Income taxes (Continued)

                                                For the Years Ended
                                                     June 30,
                                                -------------------
                                                 2005         2004
                                              ----------   ----------
U.S. federal statutory graduated rate           35.00%        34.00%
Deferred income related to consolidated
 subsidiary                                      0.00%         0.00%
State income tax rate, net of federal
 benefit                                         5.91%         3.14%
Net operating loss for which no tax
 benefit is currently available                -40.91%      -(37.14%
                                              ----------   ----------
                                                 0.00%         0.00%

At June 30, 2005, deferred tax assets consisted of a net tax asset of $994,519, due to operating loss carryforwards of $2,805,503, which was fully allowed for, in the valuation allowance of $994,519. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended June 30, 2005 and 2004 totaled $239,133 and $111,444, respectively. The current tax benefit totaled $239,133 and $111,444 for the years ended June 30, 2005 and 2004, respectively. The net operating loss carryforward expires through the year 2025.

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

Note 9:  Operating leases

We lease office space and equipment under noncancelable operating leases with terms of three years. The following is a schedule by years of future minimum rentals under the leases at June 30, 2005:

             Year ending June 30
                     2006                     $   37,257
                     2007                         37,809
                     2008                         37,928
                                              ----------
                                              $  112,994
                                              ==========

                        PINNACLE RESOURCES, INC.
              Notes to Consolidated Financial Statements

Note 10:  Environmental Remediation Contingency

A South African subsidiary has deposited $29,996 with a commercial bank to guarantee contingencies related to rehabilitation of land disturbed in terms of the Minerals Act, 1991. Although a loss is possible, it is not anticipated that any loss will result.

Note 11: Orovi Ghana Limited

Orovi Ghana Ltd. ("OGL") has a license granted by the Republic of Ghana to prospect for gold on certain land located in an undeveloped gold property in the western region of Ghana. In October 2004, Golden Star advanced to us $200,000 to extend an existing option agreement to acquire a 100 percent interest in the prospecting license held by OGL. The $200,000 was to be applied to the purchase of the prospecting license. The purchase price was to be determined later based on an engineering reserve report. The $200,000 advance is reflected as deferred revenue in the accompanying financial statements.

Note 12:  Litigation

On July 29, 2005, Riyadh Mining Company Limited filed a lawsuit against us in the Ghana Superior Court to rescind a 10 percent royalty interest in the undeveloped Ghana gold property. In our opinion, the suit is without merit. No amounts have been reserved in the accompanying financial statements.

Note 13:  Subsequent events

On July 12, 2005, we agreed on a purchase price for the prospecting license of $470,000, net of costs and expenses. On July 12, 2005, Golden Star advanced an additional $145,690 to us towards the purchase of the prospecting license. As security for the advance, we gave Golden Star a first lien on all of the issued and outstanding shares of Orovi Ghana Ltd. held by the Company. Upon execution of the agreement, we gave Golden Star the share certificates of Orovi Ghana, (Pty) Ltd. together with a deed of transfer and an undated stock transfer. The transaction is expected to close on June 30, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A.  CONTROLS AND PROCEDURES

Controls and Procedures.

During the six months ended June 30, 2007 there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Evaluation of Disclosure Controls and Procedures

Glen R. Gamble, the Chief Executive Officer and Robert A. Hildebrand the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the report on Form 10KSB for the year ended June 30, 2005 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of June 30, 2005 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B.  OTHER INFORMATION

None

                                  PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATION GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT

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

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Corporation failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during 2005.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.


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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tabulates holdings of shares of Pinnacle by each person or entity who, subject to the above, as of June 30, 2005, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Pinnacle individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Director Independence.

The Company's Board of Directors consists of Glen R. Gamble and Robert A. Hildebrand. Glen R. Gamble is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended June 30, 2005, there were no transactions with related persons other than as described in the section above.

ITEM 13.    EXHIBITS

List of Exhibits

            The following of exhibits are filed with this report:

 (3.1) Articles of Incorporation incorporated by referenced to Form 10SB filed August 7, 1997, File No. 0-22965
 (3.2) Amendment to Articles of Incorporation incorporated by referenced to Form 10SB filed August 7, 1997, File No. 0-22965
 (3.3) Bylaws incorporated by reference to Form 10SB filed August 7, 1997, File No. 0-22965
 (3.4) Amendment to Bylaws dated July 1, 1997 incorporated by reference to Form 10SB filed October, 1997.
 (4.1) Specimen Common Stock Certificate incorporated by reference to Form 10SB filed August 7, 1997, File No. 0-22965
 (10.1) Loan Agreement between Pinnacle and Asset Partners, LLC dated October 22, 1997 incorporated by reference to Amendment 3 to Form 10SB. (10.2) Loan Agreement between Pinnacle and Plateau Resources (PTY) Ltd. dated March 22, 1998 incorporated by reference to Amendment 3 to Form 10SB.
 (10.3) Loan Agreement between Pinnacle and Mel Keller dated March 18, 1998 incorporated by reference to Amendment 3 to Form 10SB.
 (31)  302 certification
 (32)  906 certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $23,665 and $33,116, respectively, from Cordovano and Honeck, LLP for the 2005 and 2004 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Cordovano and Honeck, LLP for the 2005 and 2004 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Cordovano and Honeck, LLP during fiscal 2005 and 2004.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2006 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Cordovano and Honeck, LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Pinnacle has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    August 2, 2007

Pinnacle Resources, Inc.

/s/ Glen R. Gamble
------------------------------------
By: Glen R. Gamble, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Pinnacle and in the capacities and on the dates indicated.

/s/ Glen R. Gamble                                 August 2, 2007
- ------------------------------
Glen R. Gamble
President and Director
(chief executive officer)


/s/ Robert A. Hildebrand                           August 2, 2007
- ------------------------------
Robert A. Hildebrand
Secretary/Treasurer and Director
(Chief Financial Officer)