Form 10QSB
period 2005-09-30
PINNACLE RESOURCES INC
filed 2007-10-24
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2005
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             000-22965


Pinnacle Resources, Inc.
--------------------------------------------
(Exact name of registrant as specified in its charter)


          Wyoming                                   84-1414869
-----------------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization            Identification Number)

          9600 E. Arapahoe Road, Suite 260
          Englewood, Colorado                           80112
-----------------------------------------------------------------------
     (Address of principal executive offices,          Zip Code)

(303) 705-8600
------------------------------------------
(Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [   ]      No [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, September 30, 2005: Common Stock - 18,685,050

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

 PART I -- FINANCIAL INFORMATION

Pinnacle Resources, Inc.

Item 1. Financial Statements

Consolidated Balance Sheet,
   September 30, 2005(unaudited)
Consolidated Statements of Operations for the three months ended
   September 30, 2005 and 2004 (unaudited)
Consolidated Statements of Cash Flows for the three months ended
   September 30, 2005 and 2004 (unaudited)
Notes to Consolidated Financial Statements

Pinnacle Resources, Inc.
Consolidated Balance Sheet
September 30, 2005
(Unaudited)

ASSETS
------
Current assets:
  Cash                                                     $   50,309
  Receivables                                                  45,044
                                                           ----------
  Prepaid expenses                                             32,435
                                                           ----------
    Total current assets                                      127,788
Advanced to unrelated third-parties,
  net of allowance                                             21,001
Advances to related parties, net of allowance                   6,154
Property and equipment, net of
 accumulated depreciation                                     432,649
Indebtedness of related parties-not current                         -
Investments - related parties                                 100,150
Other assets                                                   63,285
                                                           ----------
                                                           $  751,027
                                                           ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                 $   80,904
  Note payable:
    To Bank                                                    55,036
    To related party                                          168,000
  Deferred revenue                                            485,690
  Other current liabilities                                    11,675
  Due to related party                                              -
                                                           ----------
    Total current liabilities                                 801,305
                                                           ----------
Due to related party, not current                              92,695
Minority interest in net assets of
  Consolidated subsidiary                                      35,059
                                                           ----------
                                                              929,059
Commitment                                                          -
Stockholders' equity:
  Net deficit of affiliate                                        (10)
  Preferred stock, $.01 par value; authorized
    2,000,000 shares, issued and outstanding -0- shares             -
  Common stock, $.00001 par value, authorized 500,000,000
   shares, issued and outstanding 18,685,050 shares               207
  Additional paid-in capital                                3,499,208
  Accumulated other comprehensive income                      175,241

  Accumulated deficit                                      (3,852,678)
                                                           ----------
    Total shareholders' equity                               (178,032)
                                                           ----------
                                                           $  751,027
                                                           ==========

See accompanying notes to consolidated financial statements.

Pinnacle Resources, Inc.
Consolidated Statements of Operations

                                         Three Months Ended
                                             September 30
                                       -----------------------
                                          2005         2004
                                       ----------   ----------
Operating expenses:
  Prospecting costs                     $  10,982    $       -
  General and administrative costs        162,239      146,918
  Consulting expenses paid to related
    parties                                38,000       14,000
  Stock-based compensation:
    Professional services                       -            -
  Provision for uncollectible notes
    receivable                                  -            -
                                       ----------   ----------
      Total operating expenses            212,021      160,918

Loss before income taxes, nonoperating
    income, interest expense and minority
    interest                             (212,021)    (160,918)
                                       ----------   ----------

Non-operating income:
  Gain on sale of subsidiary              115,120            -
  Other nonoperating income (expense),
    Net                                         7       51,053
  Interest income (expense), net            3,405      (38,981)
                                       ----------   ----------
      Income/loss before income taxes
        and minority interest             (93,489)    (148,846)
  Income tax provision                          -            -
                                       ----------   ----------
      Income/loss before minority
        Interest                          (93,489)    (148,846)

Minority interest in net loss of
  consolidated subsidiary                       -            -
                                       ----------   ----------
      Net income/loss                  $  (93,489)  $ (148,846)

Basic and diluted income/
  loss per share                      $    (0.01)  $    (0.01)
                                       ==========   ==========

Weighted average common shares
  outstanding                          18,185,050   16,642,024
                                       ==========   ==========

See accompanying notes to consolidated financial statements.

Pinnacle Resources, Inc.
Consolidated Statements of Other Comprehensive Income
(Unaudited)

                                               Three Months Ended
                                                  September 30,
                                              -----------------------
                                                 2005         2004
                                              ----------   ----------
Net income/loss                               $  (93,489)   $ (148,846)
  Other comprehensive income/loss,
    net of tax:
    Unrealized holding gain                            -             -
    Foreign currency translation                       -             -
                                              ----------    ----------
      Comprehensive income                    $  (93,489)   $   41,140
                                              ==========    ==========

See accompanying notes to consolidated financial statements

Pinnacle Resources, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

                                               Three Months Ended
                                                  September 30,
                                              -----------------------
                                                 2005         2004
                                              ----------   ----------
Cash flows from operating activities:
  Net income/loss                             $  (93,489)   $(148,846)
    Adjustments to reconcile net loss to
    cash flows from operating activities:
      Common stock received for asset sale      (100,000)           -
      Depreciation and amortization               43,335            -
      Provision for uncollectible notes
        receivable                                     -            -
      Cash received from the sale of trading
        securities                                     -            -
      Changes in current assets and current
        liabilities:
        Gain on sale of trading securities             -            -
        Gain on sale of subsidiary                     -            -
        Purchase of inventory                          -            -
        Increase in receivable and other
          current assets                         (67,455)           -
        Increase in accounts payable and
          accrued liabilities                    196,758       25,420
                                              ----------   ----------
             Net cash (used in)
               operating activities           $  (20,851)  $ (123,426)
                                              ----------   ----------
Cash flows from investing activities:
  Sale of equipment                                     -        10,409
  Advances made to unrelated third-parties        (30,000)            -
  Repayments of advances made to unrelated
    third-parties                                       -             -
  Purchase of subsidiary, cash received                 -             -
                                              ----------   ----------
              Net cash provided by (used in)
                investing activities             (30,000)     (10,409)
                                              ----------   ----------
Cash flows from financing activities:
  Advances from related parties                       -        22,000
  Repayment of advances from related parties           -             -
  Proceeds from loans                             58,712       84,000
  Proceeds from line of credit                         -            -
    Principal payments on line of credit          (2,150)           -
  Cash proceeds from sale of common stock          2,520            -
                                              ----------   ----------




               Net cash provided by financing
                 activities                       59,082      106,000
                                              ----------   ----------
      Effect of cumulative translation
        adjustment on cash                         5,521        4,833
                                              ----------   ----------
               Net change in cash                 13,752       (2,184)

Cash
  Beginning of period                             36,557       55,327
                                              ----------   ----------
  End of period                               $   50,309   $   53,143
                                              ==========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                  $        -   $        -
                                              ==========   ==========
    Income Taxes                              $        -   $        -
                                              ==========   ==========
Non-cash financing and investing activities:
    Acquisition of subsidiaries in exchange
      For common stock                        $        -   $        -
                                              ==========   ==========
    Sale of subsidiary for marketable
      securities                              $        -   $        -
                                              ==========   ==========
    Acquisition of property and equipment
      For common stock                        $        -   $        -
                                              ==========   ==========

See accompanying notes to consolidated financial statements.

PINNACLE RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Note 1: Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated June 30, 2005, and should be read in conjunction with the notes thereto.

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

Note 2: Related Party transactions

The Company paid consulting fees to related parties totaling $38,800 and $14,000, respectively, during the three months ended September 30, 2005 and 2004. As of September 30, 2005, $-0- was due to related parties for consulting fees.

During the three months ended September 30, 2005, a related party loaned the Company $-0- for working capital. As of September 30, 2005, $179,675 is due to related parties in the accompanying consolidated financial statements.

Note 3:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company offset operating profits during the three months ended September 30, 2005 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulting in $-0- income taxes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation of the Financial Statements
-------------------------------------------------
Our consolidated financial statements include the financial statements of VanMag because as of September 30, 2005, we owned a controlling interest in their common stock. We also consolidate the financial statements of Titan Processors, even though we own no Titan voting stock, because we controlled Titan's board of directors at September 30, 2005. In addition, we control Titan's operations through the impact of certain commercial arrangements entered into with Titan. Diamonaire's financial statements are also consolidated, as we own 50 percent of its outstanding stock and hold voting control of its board of directors.

Results of Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2004
-------------------------------------------------------------
We did not earn any revenues during the three months ended September 30, 2005 or September 30, 2004.

General and Administrative expense in 2005 was $162,239 compared to $146,918 in 2004, an increase of 9.44 percent. Prospecting costs of $10,982 for new projects and higher overhead costs associated with Titan and Diamonaire contributed to this improvement.

Inflation has not affected our operation.

Liquidity
---------
For the three months ended September 30, 2005, we advanced $30,000 to an unrelated third party resulting in net cash used in investing activities of $30,000. Comparatively, for the three months ended
September 30, 2004, we sold equipment for $10,409 resulting in net cash provided by investing activities of $10,409.

For the three months ended September 30, 2005, we received proceeds from loans of $58,712, proceeds from the sale of common stock of $2,520 and made principal payments on a line of credit of $2,150. As a result, we had net cash from financing activities of $59,082 for the three months ended September 30, 2005. Comparatively, for the three months ended September 30, 2004, we received advances from related parties of $22,000 and proceeds from loans of $84,000 resulting in net cash provided by financing activities of $106,000. Until we commence operations and provide cash flows, we will rely on our own common stock sales, proceeds from borrowings and property sales. Until we receive these proceeds, and there is no assurance that we will receive these proceeds, we will rely on principal shareholders to fund operations.

VanMag
------
This subsidiary is not expected to generate cash flow until such time as we sell it or we commence mining operations. Mining authorization was granted in fiscal year 2004. Profits from a sale or from mining operations, if any, would be shared (1/3rd) with our minority interest holder.

Titan Processors
----------------
Titan did not provide any operating revenue for the three months ended September 30, 2005.

Diamonaire joint venture
------------------------
We own approximately 50 percent of the joint venture that owns 80 percent of the operating company, Ocean Exploration, a South African company. The mining equipment has been tested and is operational. Mining did not provide any operating revenue for the three months ended September 30, 2005. A new diamond mining concession has been obtained and the AquaWalker is being modified to commence mining operations in fiscal 2006.

Financial condition
-------------------
Property and equipment

Property and equipment decreased to $432,649 at September 30, 2005 from $538,906 at September 30, 2004. Provisions for depreciation for the three months ended September 30, 2005 and 2004 were $43,335 and $0, respectively. We completed construction of the aforementioned tantalum refinery in fiscal 2004 and increased production capacity during fiscal year 2005.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the three months ended September 30, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Evaluation of Disclosure Controls and Procedures

Glen R. Gamble, the Chief Executive Officer and Robert A. Hildebrand, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the three months ended September 30, 2005 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of September 30, 2005 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.
        not applicable

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

Dated:  October 24, 2007

Pinnacle Resources, Inc.

/s/ Glen R. Gamble
- ------------------------------
Glen R. Gamble
Chief Executive Officer