Form 10-Q
period 2007-09-30
PINNACLE RESOURCES INC
filed 2009-02-13
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2007
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             0-22965

Pinnacle Resources, Inc.
--------------------------------------------
(Exact name of registrant as specified in its charter)

Wyoming                                      84-1414869
---------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization            Identification Number)

9600 E. Arapahoe Road, Suite 260
Englewood, Colorado              80112
---------------------------------------------------------------
(Address of principal executive offices,               Zip Code)

(303) 705-8600
------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
  Large accelerated filer [  ]     Accelerated filer  [  ]
  Non-accelerated filer   [  ]     Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock as of January 31, 2009 was 21,477,550.

PART I -- FINANCIAL INFORMATION

PINNACLE RESOURCES, INC.

Item 1. Financial Statements

Condensed Balance Sheets, September 30, 2007 and June 30, 2007
Condensed Statements of Operations For Each of the Three Month Periods ended September 30, 2007 and 2006
Condensed Statements of Cash Flows For Each of the Three Month Periods ended September 30, 2007 and 2006
Notes to Condensed Financial Statements

Pinnacle Resources, Inc
Condensed Balance Sheets

ASSETS
                                                      As of              As of
                                                   September 30,       June 30,
                                                       2007              2007
                                                    ----------      ------------
Current Assets:
  Cash                                              $  112,106        $1,022,489
  Sublease rent receivable                              14,000            10,650
  Receivable from sale of subsidiary                 5,600,000         5,600,000
  Investments                                           98,468           105,566
  Deferred tax asset - current                         360,610                 -
  Current assets of discontinued operations            233,841            80,008
                                                    ----------        ----------
Total current assets                                 6,419,025         6,818,713
                                                    ----------        ----------
Equipment and leasehold improvements, net of
  accumulated depreciation and amortization of
    $10,242 and $10,242                                      -                 -
Deferred tax asset - long term                               -           177,417
                                                    ----------        ----------
Total assets                                        $6,419,025        $6,996,130
                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $    4,597        $   86,055
  Deferred tax liability - current                   1,763,076                 -
  Current liabilities of discontinued
    operations                                              47            64,361
                                                    ----------        ----------
Total current liabilities                            1,767,720           150,416
                                                    ----------        ----------
Deferred tax liability - long term                           -         1,947,730
                                                    ----------        ----------
Total liabilities                                    1,767,720         2,098,146
                                                    ==========        ==========
Commitments and contingencies

  Stockholders' equity:
  Preferred stock, par value $0.01 per share;
   authorized 2,000,000 shares, issued and
   outstanding -0- shares at September 30, 2007
   and June 30, 2007                                         -                 -




  Common stock, $0.00001 par value; 875,000,000
   shares authorized; 21,477,550 and 20,377,550
   shares issued and outstanding at September 30,
   2007 and June 30, 2007                           $      215        $      215
  Additional paid-in capital                         3,620,514         3,620,514
  Retained earnings                                  1,030,576         1,277,255
                                                    ----------        ----------
      Total stockholders' equity                     4,651,305         4,897,984
                                                    ----------        ----------
      Total liabilities and stockholders' equity    $6,419,025        $6,996,130
                                                    ==========        ==========


The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Condensed Statements of Operations

                                     For the Three Month Period
                                          2007         2006
                                       ----------   ----------
Operating expenses:
  Salaries                                 90,000            -
  Professional fees                        14,181        1,105
  General and administrative               46,882       10,099
                                       ----------   ----------
       Total operating expenses           151,063       21,754
                                       ----------   ----------
Total operating loss                     (151,063)     (21,754)
                                       ----------   ----------

Other income (expense):
  Interest income                           6,162           14
  Interest expense                           (120)      (3,899)
  Related party interest expense                -       (3,945)
  Other income                            (21,600)         119
                                       ----------   ----------
      Other income (loss)                 (15,558)      (7,711)
                                       ----------   ----------
Income (loss) from continuing
 operations                              (166,621)     (18,915)
                                       ----------   ----------
Income tax expense (benefit)             (184,854)       6,574
                                       ----------   ----------
Net income from continuing
 operations                                18,033      (25,489)
                                       ----------   ----------
Loss on discontinued operations,         (264,679)     (74,017)
 net of taxes
                                       ----------   ----------
Net loss                               $ (246,679)  $  (99,506)
                                       ==========   ==========
Earnings per share - Basic:
  Income from continuing operations    $     0.00    $     0.00
  Discontinued operations                   (0.01)   $    (0.00)
                                       ----------    ----------
  Net income                           $    (0.01)    $   (0.00)
                                       ==========    ==========




Earnings per share - Diluted:
  Income from continuing operations    $     0.00    $     0.00
  Discontinued operations                   (0.01)   $    (0.00)
                                       ----------    ----------
  Net income                           $    (0.01)    $   (0.00)
                                       ==========    ==========
Weighted average number of shares
 outstanding:
 -Basic                                21,477,550    20,377,550
                                       ==========    ==========
 -Diluted                              21,801,946    20,377,550
                                       ==========    ==========

The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Condensed Statements of Cash Flows

                                             For the Three Month Period
                                                 Ended September 30,
                                                 2007         2006
                                              ----------   ----------
Cash flows provided by (used in ) operating
 activities:
Net loss                                      $(246,679)   $  (99,506)
Net loss from discontinued operations          (264,712)      (74,017)
                                              ----------   ----------
Net income (loss) from continuing operations    $18,033       (25,489)
  Adjustments to reconcile net income
   (loss) to net cash (used in) provided
   by operating activities:
    Impairment of investments                   (21,600)            -
    Tax expense (benefit) from deferred tax
      asset - current                          (360,610)     (181,714)
    Tax expense (benefit) from deferred tax
      asset - long term                         177,417       235,930
    Tax expense (benefit) from deferred tax
      liability - current                     1,763,076             -
    Tax expense (benefit) from deferred tax
      liability - long term                  (1,947,730)            -
  Changes in operating assets and liabilities:
    Accounts receivable                          (3,350)        4,200
    Accounts payable                            (81,458)      (32,651)
    Other current liabilities                         -        29,214
                                              ----------   ----------
Net cash used in operating activities
  of continuing operations                      (720,934)     (44,527)
                                              ----------   ----------
  Net cash provided by (used in) discontinued
   operations:
    Net current assets                          (153,833)      23,307
    Net current liabilities                      (64,314)     (10,718)
                                              ----------   ----------
Net cash used in operating activities           (939,081)     (31,938)
                                              ----------   ----------
Cash flows provided by (used in) investing
 activities:
  Purchases from investments                     (16,800)           -
  Sale of investments                             45,498        3,000
                                              ----------   ----------
Net cash provided by investing activities         28,698        3,000
                                              ----------   ----------




Cash flows provided by (used in) financing
 activities:
  Proceeds from debt - related parties                 -       37,056
  Payment of line of credit                            -         (451)
                                              ----------   ----------
Net cash provided by financing activities              -       36,605
                                              ----------   ----------
Net increase (decrease) in cash                 (910,383)       7,667
Cash-beginning of period                       1,022,489        1,440
                                              ==========   ==========
Cash-end of period                            $  112,106   $    9,107
                                              ==========   ==========

Supplemental Cash Flow Information

                                             For the Three Month Period
                                                 Ended September 30,
                                                 2007         2006
                                              ----------   ----------
Cash paid for:
  Interest                                     $     120    $  4,050
  Taxes                                        $       -    $      -

The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

1.   Description of the Company's Business

Pinnacle Resources, Inc. ("we" "our" "us" or the "Company") was incorporated under the laws of Wyoming in January 1995. We engage in exploring for and developing natural resources.

2.  Summary of Significant Accounting Policies

Basis of presentation
Our financial statements include the accounts of the Company and our two discontinued South African subsidiaries; wholly owned Diamonaire Exploration (Pty) (Ltd) (for the three month periods ended September 30, 2007 and 2006) ("Diamonaire") and 66.7% owned Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd) ("VanMag") (for the three month periods ended September 30, 2007 and 2006). Our financial statements for the three months ended September 30, 2006 include the discontinued accounts of Titan Processors (Pty) (Ltd) ("Titan"), a South African company, which is a variable interest entity ("VIE") for the period ended. All significant intercompany balances and transactions have been eliminated in combination.

In June 2006 the Company discontinued its controlling financial interest in Titan. When Titan was deconsolidated the VIE had a liability that was assumed by the Company. Titan is recorded as a discontinued operation as of and for the three months ending September 30, 2006 (Note 9 - Discontinued Operations). In November 2007, the Company settled the Titan assumed liabilities for their fair value of $50,000.

In December 2006 the Company sold its subsidiary VanMag, and as a result, its balance sheets and statements of operations are recorded as discontinued operations as of and for the three month periods ending September 30, 2007 and 2006 (Note 9 - Discontinued operations).

In June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. The Company has recorded Diamonaire's balance sheets and statements of operations as discontinued operations as of and for the three month periods ending September 30, 2007 and 2006 (Note 9 - Discontinued operations).

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

Significant Estimates
The financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to the realization of the receivable from the sale of the subsidiary, the allowance for uncollectible sublease rent receivable, taxes and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant

Environmental Costs
Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event they are capitalized. Liabilities are recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology, and undiscounted site-specific costs in the countries that we conduct our operations.

Comprehensive Income
Comprehensive income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources.

Cash and cash equivalents
For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Concentration of Credit Risk
At September 30, 2007, the Company had $120,439 on deposit, of which $19,053 exceeded the United States FDIC federally insured limit of $100,000 per bank.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

Equipment and depreciation
We carry property and equipment at historical cost. Equipment is depreciated on a straight-line basis over its estimated useful life (generally 5 to 7 years). Leasehold improvements are amortized over the shorter of the estimated useful life or lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the life of the property are capitalized. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

We review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If impairment is indicated, we reduce the carrying value of the asset to fair value.

Basic and Diluted Net Earnings per Share
Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Income taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. T he components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair value of financial instruments
Our financial instruments, including cash, sublease rent receivable, receivable from the sale of subsidiaries and investments, notes receivable, accounts payable and accrued liabilities are carried at cost as reported in the balance sheets, are considered to approximate fair value due to the short-term maturity of these instruments.

Investments
Fair values of long-term investments are based on management's estimates and pricing models using prevailing financial market information. As there is no quoted market price at September 30, 2007, fair value of such financial instruments is not necessarily representative of the amount that could be realized or settled.

Concentrations of operations outside the our home country
Substantially all of our past operations have been conducted in the Republic of South Africa. As such, we are subject to the South African laws and regulations, including currency restrictions and tax laws.

Foreign currency adjustments
The financial position and operating results of all foreign operations are measured using the local currencies of the countries in which the Company operates as the functional currency. Local currency assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation adjustments are recorded directly into operating results of the foreign subsidiaries and presented in the results of discontinued operations.

New accounting pronouncements
In September 2006, FASB Statement No. 157 Fair Value Measurements, or SFAS 157, was issued. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. The Statement is effective July 1, 2008. This standard will have little or no impact on our financial statements.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS 159, was issued. This Statement permits us to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements. This Statement is effective July 1, 2008. This standard will have little or no impact on our financial statements.

In December 2007, the FASB ratified the final consensuses in Emerging Issues Task Force, or EITF, Issue No. 07-1, "Accounting for Collaborative Arrangements," or Issue 07-1, which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. Issue 07-1 is effective for us beginning January 1, 2009. We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations SFAS No. 141(R), requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which amends
Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent's ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which is effective 90 days following the SEC's approval of the Public Company Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

3.  Related party transactions

Consulting Services
During the three months ended September 30, 2007 and 2006, we paid affiliated companies $58,000 and $10,550, respectively, for consulting services. Our CEO and CFO are executives with the affiliated companies. These amounts are included in the loss from discontinued operations.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

Notes Payable
Related party notes payable consisted of the following:

                                                  Amount Outstanding
                                                  as of September 30,
                                                          2007
                                                 -------------------
Notes from officers at 6% per annum,
  due on demand:
    March 2005 note for $53,000                        $      -
    March 2005 note for $15,000                               -
    April 2005 note for $10,000                               -
    April 2005 note for $10,000                               -
    May 2005 note for $15,000                                 -
Note from relative of officer at 13% per
  annum, due on demand with interest
  payable in shares of the Company's
  common stock:
     January 2005 note for $75,000                            -
                                                       --------
Total related party notes payable                      $      0
                                                       ========

Total related party interest expense for the three months ended
September 30, 2007 and 2006 was $0, $3,945, respectively.

4.  Sale of Subsidiary - VanMag

In November 2006, the Company entered into an agreement with Golden Falls Trading 565 LTD ("Golden Falls") (the "Buyer") to sell its 66.7% share in VanMag (the "Initial "Agreement"). The Initial Agreement called for a purchase price of $9,000,000, in U.S. dollars with payments as follows:
   - $100,000 paid as a deposit in November 2006 to be applied as part of the Agreement price
   - $500,000 payable upon notice of acceptance of due diligence - anticipated in December 2006
   -   $4,350,000 payable in February 2007
   - $4,050,000 payable in May 2009 (when new mining rights were to be issued)

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

The $100,000 deposit payment was made in accordance with the Initial Agreement in November 2006. In January 2007, the Buyer had not made the required $500,000 payment according to the Initial Agreement. As a result, the Initial Agreement was revised as follows:
   - The $100,000 deposit made in November 2006 was converted to a forbearance fee and recognized as income by the Company in 2007. The Buyer remitted a new initial payment of $200,000 upon the signing of the revised Initial Agreement.
   - $4,800,000 was payable by the Buyer in April 2007 or upon notice of acceptance of the due diligence work that was still being performed.
   -   $4,000,000 was payable by the Buyer in April 2008.
In May 2007, after the Buyer failed to make its April 2007 agreed upon payment of $4,800,000, the Company and the Buyer entered into a First Addendum to the Initial Agreement (the "First Addendum"). The First Addendum established a payment schedule whereby the Buyer received credit for the $200,000 previously paid:
   - $4,800,000 was due immediately upon the signing of the First Addendum, with $3,200,000 paid to the Company and $1,600,000 to be held in escrow pending resolution of an unrelated dispute amongst the remaining 33.3% shareholder group of VanMag.
   - $4,000,000 was to be paid in May 2008, upon the issuance of new mining rights

The First Addendum provided for the termination of the transaction and the Buyer's loss of all rights and claims to the property and prior payments if all terms were not completed as agreed. The Buyer made the $3,200,000 payment to the Company in accordance with the First Addendum; but the $1,600,000 was never deposited into escrow. The Company has not exercised its right to terminate the First Addendum agreement.

In May 2008, when the Buyer failed to make the required $4,000,000 First Addendum payment, another modification to the agreement was enter into (the Second Addendum ). The Second Addendum reduced the total transaction price to $8,400,000, with a revised payment schedule as follows:
   -   the $200,000 previously paid
   -   the $3,200,000 previously paid
   -   $2,000,000 to be paid upon signing of the Second Addendum
   -   $3,000,000 to be paid in July 2008

The Buyer paid the Company $50,000 as a forbearance fee related to signing the Second Addendum and to not to forfeit all previous payments. This payment was recorded by the Company as other income from restructuring the transaction. The Company also recorded other expense of $600,000 to reflect the reduction in the total sales price.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

In June 2008, after the Buyer failed to make the $2,000,000 payment as stipulated in the Second Addendum, the Company and the Buyer agreed to a Revised Second Addendum. The Revised Second Addendum called for a payment schedule that converted the remaining unpaid balance to be paid in South African Rand at a fixed conversion rate of 1 U.S. dollar to 8 South African Rand:
   -   the $200,000 previously paid
   -   the $3,200,000 previously paid
   - $375,000 to be paid upon signing of the Revised Second Addendum in the form of 3,000,000 South African Rand at a fixed conversion rate of 8:1
   - $1,500,000 to be paid 10 days following the signing of the Revised Second Addendum in the form of 12,000,000 South African Rand at a fixed conversion rate of 8:1
   - $3,125,000 to be paid in July 2008 in the form of 25,000,000 South African Rand at a fixed conversion rate of 8:1

The Buyer paid $250,000 (2,000,000 South African Rand at an 8:1 currency conversion rate) upon signing of the Revised Second Addendum. This resulted in the Company recognizing a gain on currency conversion of $546, which was recognized as other comprehensive income. As a result of the Revised Second Addendum converting the unpaid agreement amount to South African Rand, the Company recognized a restructuring expense of $10,723 based on the conversion rate at the signing date of the Revised Second Addendum.

In July 2008, the Buyer had failed to make the payments required by the Revised Second Addendum, and a Third Addendum to the Initial Agreement was entered into. The Third Addendum superceded and cancelled all previous agreements and understandings, increased the sales price to $9,275,000, and re-modified the satisfaction of the unpaid balance payable as follows:
   -   $200,000 previously paid
   -   $3,200,000 previously paid
   -   $250,000 previously paid (as 2,000,000 SA Rand at 8:1)
   - $5,625,000 to be paid to the Trust Account of Brink, Bonsma & De Bruyn, within 3 days following the signing of the Third Addendum in the form of 45,000,000 South African Rand at a fixed conversion rate of 8:1

The Third Addendum resulted in the Company recognizing an immediate restructuring gain in other income of $963,988 and realizing a gain on
currency conversion of $363,469 in other comprehensive income.   Golden
Falls failed to put any of the 45,000,000 South African Rand into the trust account. At September 30, 2008, the Company realized a loss on currency conversion of $785,291 which is presented in other comprehensive income.

In October 2008, Golden Falls made a payment to the Company of
15,000,000

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

South African Rand (at the agreed upon conversion rate of 8:1). The Company realized a loss on currency translation of $290,260, shown as other comprehensive income.

In November 2008, after Golden Falls had failed to pay the remaining 30,000,000 South African Rand at the stipulated conversion rate of 8:1, the Company and Golden Falls informally agreed that the remaining amount payable of 30,000,000 Rand would be due and payable in the amount of $3,750,000 (US$).

As of January 31, 2009, this amount is still due and payable and shown as a receivable from sale of subsidiary on the face of the Company's balance sheet.


5. Investments

The Company has investments consisting of loans to various individuals and entities of the following:
                                             As of September 30,
                                                     2007
                                             -------------------
Investments                                      $  98,468
                                                 =========

The Company assesses all investments for impairment on an annual basis. Impairment losses related to these investments was $21,600 and $0 for the three months ended September 30, 2007 and 2006, respectively.


6.  Property and equipment

Our office equipment and furniture, with a cost basis of $10,242, was fully depreciated prior to the periods that are being reported upon. As the office equipment and furniture is still being used by the Company, its fully depreciated costs are carried on its books at September 30, 2007.

Accordingly, there was no depreciation expense recognized during the three month periods ended September 30, 2007 and 2006.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

7.   Debt

Debt consisted of the following:
                                                  As of June 30,
                                                       2007
                                                  --------------
Note payable to a private entity issued
  in March 2006, interest compounded
  quarterly at 12% per annum, principal
  payments due in six bi-annual installments
  from the date of the note                                  -

Note payable to Goldenstar issued in
  March 2006, which held the option to
  purchase the Company's Orovi Ghana
  investment, due September 30, 2006 at 0%
  interest, and the entity had the option
  to apply the note to the purchase price
  of the Orovi Ghana investment                               -
                                                        -------
     Total debt                                               -
       less current portion                                   -
                                                        -------
Total debt                                              $     0
                                                        =======

Interest expense of $0 and $2,031 was recorded on the notes above for the three months ended September 30, 2007 and 2006, respectively.

In June 2006, Golden Star Resources (LTV) ("Golden Star") agreed to purchase the Orovi Ghana investment from the Company, at which time the note payable of $145,690 was fully applied to the sales price (Note 12 - Orovi Ghana Investment).


8.  Commitments and Contingencies

Legal actions
Certain conditions may exist as of the date the combined financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's combined financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

On July 29, 2005, Riyadh Mining Company Limited filed a lawsuit against us in the Ghana Superior Court to rescind a 10% royalty interest in the undeveloped Orovi Ghana gold property. They were awarded $22,145 in legal fees as resolution to the matter.

Going Concern and Management's Plan
The Company has historically relied on its ability to raise money through debt and the sales of investment equity interests to meet its cash flow requirements. The Company has cash available in the amount of approximately $112,106 as of September 30, 2007. However, the Company has adopted a plan to discontinue all of its operating subsidiaries as of June 30, 2008. As a result, the Company will need additional funds to meet the development and exploratory opportunities until sufficient cash flows are generated to sustain the pursuit of operations.

Operating Leases
We lease office space and equipment under noncancelable operating leases with terms of three years. The following is a schedule by years of future minimum rentals under the leases for the 12 month periods ending September 30:

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

  Year                                        Amount
  ----                                        ------
  2008                                       $ 21,874
  2009                                         21,068
  2010                                         20,349
  2011                                         20,870
  2012 and thereafter                           4,776
                                             --------
  Total                                      $ 88,937
                                             ========

The Company recognized rental expense of $11,187 and $10,351 for the three months ended September 30, 2007 and 2006, respectively. The Company occupies its Englewood, Colorado facility under a rental agreement that has a lease term that expires in December 2008. On October 1, 2008, the Company entered into an agreement to extend the lease term for an additional 36 months ending December 2011. On August 15, 2008, the Company entered into an operating lease agreement to lease a copier for 39 months ending October 2011.

The Company subleases space in its office to two tenants. Sublease income for the three months ended September 30, 2007 and 2006 were $3,000 and $5,215, respectively. All sublease income is treated as a reduction in rent expense.

9.  Discontinued operations

The following foreign subsidiaries have been abandoned or sold and are classified as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets as of September 30, 2007.

Titan Processors (Pty) (Ltd)
In June 2006, the Company decided to abandon the Titan Processors subsidiary. The Company decided to abandon the Tantalum project undertaken by the subsidiary as a result of poor results and unfeasibility of the process. The full investment was written off in the fourth quarter of fiscal 2007. Titan's pretax loss, reported in discontinued operations, for the three months ended September 30, 2006, was $0.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd)
In December 2006, the Company concluded a written share sale agreement with Golden Falls Trading 565 Ltd to sell its sole 66.7% interest in the VanMag entity to an unrelated third party. The Company decided to sell the subsidiary as it was able to realize a substantial gain on the original investment. The original selling price was $9,000,000, which was subsequently revised through a number of addendums. The assets sold consist primarily of prepaid royalties, and the buyer also assumed accrued interest on intercompany loans. VanMag's pretax income, reported in discontinued operations, for the three months ended September 30, 2006 was $43,409. The entity has been classified as discontinued operations for the three months ended September 30, 2006.

Diamonaire Exploration (Pty) (Ltd)
As of June 30, 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. Diamonaire's pretax loss, reported in discontinued operations, for the three months ended September 30, 2007 and 2006 was $447,905 and $69,784, respectively. The entity has been classified as discontinued operations for the three months ended September 30, 2007 and 2006.

The assets and liabilities of the discontinued operations are presented separately under the captions "Assets of discontinued operations" and "Liabilities of discontinued operations" in the accompanying Balance Sheets.

                                               As of September 30, 2007
                                               ------------------------
                                                       Diamonaire
                                               ------------------------
Assets of discontinued operations:
Current assets                                         $ 233,841
Long term assets                                               -
                                                       ---------
Total assets                                           $ 233,841
                                                       =========
Liabilities of discontinued division:
Current liabilities                                    $      47
Long term liabilities                                          -
                                                       ---------
Total liabilities                                      $      47
                                                       =========

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

                                               As of September 30, 2006
                                               -------------------------
                                            VanMag     Diamonaire    Total
                                            -------     ----------    -----
Assets of discontinued operations:
Current assets                              $   490      $   162      $   652
Long term assets                                  -            -            -
                                            -------      -------      -------
Total assets                                $   490      $   162      $   652
                                            =======      =======      =======
Liabilities of discontinued division:
Current liabilities                         $    45      $     5      $    50
Long term liabilities                             -            -            -
                                            -------      -------      -------
Total liabilities                           $    45      $     5      $    50
                                            =======      =======      =======

The accompanying table illustrates the reporting of the discontinued operations on the face of the Statements of Operations for the three months periods ended September 30, 2007 and September 30, 2006.

                                             For the Three Month Period
                                               Ended September 30, 2007
                                             --------------------------
                                                     Diamonaire
                                               ------------------------
Discontinued operations:
  Loss from operations of discontinued
   operations                                           $(447,905)
  Income tax benefit                                      183,193
                                                        ---------
  Loss on discontinued operations                       $(264,712)
                                                        ---------

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

                                    For the Three Month Period Ended September 30, 2006
                                    ---------------------------------------------------
                                            Diamonaire     VanMag    Total
                                            ----------     -------    -----
Discontinued operations:
Income (loss) from operations of
 discontinued operations                  $ (69,784)   $  43,409    $ (26,375)
Income tax benefit                          (47,642)           -      (47,642)
                                          ---------    ---------    ---------
Income (loss) on discontinued
 operations                               $(117,426)   $  43,409    $ (74,017)
                                          ---------    ---------    ---------

10.  Income (Loss) Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The computation of basic earnings per share and diluted earnings per share for "Income from continuing operations" is as follows:

                                            For the Three Month Periods,
                                                Ended September 30,
                                            ---------------------------
                                               2007          2006
                                               ----          ----
  Income (loss) from continuing
   operations                               $   18,033   $   (25,489)
                                            ==========    ==========
  Weighted-average number of common
   shares outstanding - Basic               21,477,550    20,377,550
  Effect of dilutive securities-Stock
   options                 -                   324,396             -
                                            ----------    ----------
  Weighted-average number of common
   shares outstanding - Diluted             21,801,946    20,377,550
                                            ==========    ==========



Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

  Net earnings per share from continuing
   operations
    Basic                                   $     0.00   $     0.00
                                            ==========   ==========
    Diluted$                                $     0.00   $     0.00
                                            ==========   ==========

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

                                               2007          2006
                                               ----          ----
Options to purchase common stock                 -             -


11. Equity

During the year ended June 30, 2006, we issued 1,292,500 shares of common stock to satisfy notes payable outstanding to related parties. The shares were valued at a discount to market price since they were not free-trading shares. The fair value of the shares issued equaled the fair value of the notes payable.

During the year ended June 30, 2006, we issued 900,000 shares to a consultant for services rendered. The shares were valued at a discount to market price since they were not free-trading shares.
During the year ended June 30, 2006, we issued 1,100,000 shares to a consultant for services rendered. The shares were valued at a discount to market price since they were not free-trading shares.

Stock options
In May 2004, we granted a Director an option to purchase 1,000,000 shares of our common stock at $0.13 per share. The options vest immediately and expire five years from the grant date. The fair value of the options was estimated at $22,000. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate               2.50%
Volatility                             101%
Dividend                               -0-
Weighted average expected life        5 years

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

The following schedule summarizes our stock option activity:

                                             Weighted     Weighted
                                              Average      Average    Aggregate
                                             Exercise     Remaining   Intrinsic
                                   Options     Price        Term         Value
                                   -------   --------     ---------   ---------
Outstanding at June 30, 2005      1,230,000    $0.13         3.55       $    -
                                  =========    =====         ====       ======
Options granted                           -        -            -            -
Options exercised                         -        -            -            -
Options expired                           -        -            -            -
                                  ---------    -----         ----       ------
Outstanding at September 30, 2005 1,230,000    $0.13         3.30       $    -
                                  =========    =====         ====       ======
Options granted                           -        -            -            -
Options exercised                         -        -            -            -
Options expired                           -        -            -            -
                                  ---------    -----         ----       ------
Outstanding at September 30, 2006 1,230,000    $0.13         2.30       $    -
                                  =========    =====         ====       ======
Options granted                           -        -            -            -
Options exercised                         -        -            -            -
Options expired                           -        -            -            -
                                  ---------    -----         ----       ------
Outstanding at September 30, 2007 1,230,000    $0.13         1.30       $    -
                                  =========    =====         ====       ======

12. Orovi Ghana Investment

Orovi Ghana Ltd. ("OGL") had a license granted by the Republic of Ghana to prospect for gold on certain land located in an undeveloped gold property in the western region of Ghana. In October 2004, Golden Star advanced to us $200,000 to extend an existing option agreement to acquire a 100 percent interest in the prospecting license held by OGL. The $200,000 was to be applied to the purchase of the prospecting license. The purchase price was to be determined based on an engineering reserve report.

On July 12, 2005, we agreed with Golden Star on a purchase price to sell the prospecting license of $470,000, net of costs and expenses. On July 12, 2005, Golden Star advanced an additional $145,690 to us as

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2007 and June 30, 2007 and
For the Three Month Periods Ended September 30, 2007 and 2006

a note payable, with the option of applying the amount towards the purchase of the prospecting license. As security for the advance, we gave Golden Star a first lien on all of the issued and outstanding shares of Orovi Ghana Ltd. held by the Company. Upon execution of the agreement, we gave Golden Star the share certificates of Orovi Ghana,
(Pty) Ltd. together with a deed of transfer and an undated stock transfer. The transaction closed on April 7, 2007, the purchase price is organized as follows:

Purchase price                                   $ 470,000
Deposits from the Buyer to the Company            (200,000)
Payments made directly by the Buyer               (107,145)
Note payable applied to purchase price            (145,690)
                                                 ---------
Final payment made to Pinnacle by the Buyer      $  17,165
                                                 =========


13.  Subsequent events

Collection of Receivable From Sale of Subsidiary
In October 2008, the Company collected 15,000,000 Rand (US $1,584,740) of its outstanding receivable from sale of subsidiary. 7,000,000 Rand (US $739,545) was sent to South Africa to satisfy the liabilities and closing expenses of Diamonaire, which was discontinued as of June 30, 2008.

VanMag addendum
In November 2008, the Company entered into an informal agreement with the purchaser of the VanMag subsidiary in which the purchaser agreed to pay $3,750,000 (US$) in place of the outstanding balance of 30,000,000 South African Rand. This amendment resulted in a restructuring gain of $787,037.

Loans
In November 2008, the Company made loans to two companies totaling $400,000. One note is in the principal amount of $250,000, has certain financial assets as collateral, bears interest at 6.87% per annum, and has principal and interest due in one year. The second loan bears interest at 10% per annum, is without collateral, and is due in one year. The two companies are assisting the Company in connection with additional business opportunities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presentation of our management's discussion and analysis should be read in conjunction with the financial statements and other financial information included elsewhere in this report.

Basis of Presentation of the Financial Statements

Our financial statements include those of our parent company and our wholly owned South African subsidiary Diamonaire Exploration (Pty) Ltd) (Diamonaire) and our 66 2/3% owned subsidiary Vanadium and Magnetite Exploration & Development Co. (Pty) Ltd) (VanMag). Our financial statements also include the accounts of Titan Processors (Pty) Ltd) (Titan), also a South African company, which is controlled by members of our board of directors. Titan was abandoned as of June 30, 2006 and all assets were written down to zero. In November 2007, we paid $50,000 to settle all remaining liabilities of Titan. We sold our interest in VanMag in July 2007. In June 2008, we adopted a plan to discontue Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue.

Industry Outlook

The current global economic and financial crisis has severely hampered our ability to obtain additional funds with which to seek additional natural resource, or other types of business opportunities. We are uncertain what potential business ventures will be available to us in the near future, or whether, if they are available, we will be able to obtain debt or equity financing necessary to take advantage of those opportunities.

Results of Operations

At June 30, 2008, we had sold or adopted a plan to discontinue all of our natural resource operations. Our activities during fiscal 2008 have been limited to the activities of our Diamonaire subsidiary and collecting the remaining receivable related to the sale of our VanMag subsidiary. In October 2008 we collected $1,584,740 of this receivable and amended the terms to provide for the balance to be paid in US dollars. We expect to collect the $3.75 million balance of the sales price during fiscal 2009, although the uncertain economic conditions may delay some or all of amounts that we collect into future years.

Three month periods ended September 30, 2007 compared to three month period ended September 30, 2006

Net (loss) for the three month period in 2007 totaled ($246,679) compared to net loss of ($99,506) in the three month period in 2006.

The increase in net loss resulted mainly from the increase in loss from our discontinued operations from $120,717 in the 2006 period compared to $264,712 in 2007 period.

Operating expenses for the three month period ended September 3, 2007 were $151,063 compared to $11,204 for the same period in 2006.

Salaries increased from $-0- in 2006 to $90,000 in 20087 due to salary increases given to executive management after the sale of our interest in VanMag in December 2006.

Professional fees increased from $1,105 for the three month period ended September 30, 2006 to $14,181 for the same period in 2007 due to audit
fees in 2007.   We commenced an audit of our financial statements in
2007, although it was not completed. We did not have an audit of our financial statements in the prior year.

General and Administrative expense in the three month period in 2007 was $46,882 compared to $10,550 in 2006. This increase was a result of the start of investor and public relations activities ($14,243), and an increase in rent ($23,226).

Interest income decreased from $46,714 in 2006 to $6,162 in 2007 as a result of the decrease in our cash deposits between the two periods.

We had no Interest expense, either to related or third parties in 2007 as we repaid our third and related parties debts in fiscal 2007.

For the three month period ended September 30, 2007, we incurred related party expenses of $58,000 compared to $10,550 for the same period in 2006. These amounts were paid to affiliated companies for consulting services. Our CEO and CFO are executives with the affiliated companies. The decrease in related party expenses was due to the sale of VanMag and decrease in the need for consulting services relating to its business. These amounts are included in the loss from discontinued operations.

During the three month period in 2007 we recovered $21,600 of amounts we had expensed in prior periods.

Inflation has not affected our operation.

Liquidity

September 30, 2007 compared to June 30, 2007
During the three month period in 2007, we relied on cash reserves related to the sale of VanMag in December 2006. Our cash position decreased from $1,022,489 at June 30, 2007 to $112,106 at September 30, 2007, primarily due to cash used in both our continuing and discontinued operations of $939,081 during the three month period ended September 30, 2007. We will rely on our cash reserves, the collection of our receivable from the sale of VanMag, our bank line of credit and advances from principal shareholders to fund operations.

In October 2008, we collected $1,584,740 of the receivable related to the sale of VanMag and restructured the balance to be paid in US dollars. We used $739,545 of this amount to satisfy the liabilities of Diamonaire, which we elected to discontinue at June 30, 2008. This plan anticipates that the operations will be sold within a one year period
during which the activities of Diamonaire will continue.   In November
2008, the Company made loans to two companies totaling $400,000.  One note in the principal amount of $250,000, certain financial assets as collateral, bears interest at 6.8% per annum, principal and interest due in three years. The second loan bears interest at 10% per annum, is without collateral, and is due in one year. The two companies are assisting the Company in connection with additional business opportunities.

As a result of the sales of investments in fiscal 2008, we had net cash provided by investing activities of $28,698 for the three month period ended September 30, 2007 compared to cash used in investing activities of $3,000 for the same period in the prior year.

During the three month period ended September 30, 2007, we did not pursue any financing activities. Comparatively, for the same period in the prior year, we received advances from related parties of $37,056.

Discontinued operations

Titan Processors (Pty) (Ltd)

In June 2006, we determined to abandon the Titan Processors subsidiary. We decided to abandon the Tantalum project undertaken by the subsidiary as a result of poor results and unfeasibility of the process.

Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd)

In January, 2007, we concluded a written share sale agreement with Golden Fall Trading 565 Ltd to sell our 66 2/3% interest in VanMag. We decided to sell the subsidiary as we were able to realize a substantial gain on the original investment. The original selling price was $9,000,000, which was subsequently revised through a number of addendums. The assets sold consist primarily of prepaid royalties, and the buyer also assumed intercompany loans, including accrued interest. VanMag's pretax income (loss), reported in discontinued operations, for the three month periods ended September 30, 2006, was $43,409.

Diamonaire Exploration (Pty) (Ltd)

As of June 2008, we adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. Diamonaire's pretax (loss), reported in discontinued operations, for the three month periods ended September 30, 2007 and 2006 was $(447,905) and $(116,484), respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, and financing needs and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by us from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by us or on our behalf, are also expressly qualified by these cautionary statements.

Our forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our expectations, beliefs and projections will result or be achieved or accomplished. Our forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our history of operating losses, lack of liquidity in our common stock, our dependence on key personnel, the expression by our auditors of uncertainty as to our ability to continue as a going concern, and the fact that we face substantial competition. Those risks and certain other uncertainties are discussed in more detail in our 2007 Annual Report on Form 10-KSB and our subsequent filings with the SEC. There may also be other factors, including those discussed elsewhere in this report that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures.

During the three months ended September 30, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2007. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures effective as of September 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. The registrant is party to an action before the High Court of South Africa brought by Corridor Mining Resources. Corridor asserts that the registrant unlawfully reduced Corridor's share of the ownership of VanMag to 7 1/3 percent when it made 26 percent Corridor's interest available to a qualified Black Economic Empowerment partner, as required by the law of the land. The registrant's attorneys are confident that the registrant will prevail at an eventual trial.
The registrant's management is of the opinion that the dispute will be settled amicably out of court. In the pending share sale agreement of the VanMag asset, the buyer has agreed to hold the registrant harmless.

Item 2. Unregistered Sale of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

        Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 13, 2009

Pinnacle Resources, Inc.

By  /s/Glen R. Gamble
    ------------------------
    Glen R. Gamble
    President and Director