Form 10-Q
period 2007-12-31
PINNACLE RESOURCES INC
filed 2009-02-13
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended December 31, 2007
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ ]      No [x]

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

PART I -- FINANCIAL INFORMATION

PINNACLE RESOURCES, INC.

Item 1. Financial Statements

Condensed Balance Sheets, December 31, 2007 and June 30, 2007
Condensed Statements of Operations For Each of the Three and Six Month Periods ended December 31, 2007 and 2006
Condensed Statements of Cash Flows For Each of the Three and Six Month Periods ended December 31, 2007 and 2006
Notes to Condensed Financial Statements

                                  Pinnacle Resources, Inc
Condensed Balance Sheets

ASSETS
                                                     As of            As of
                                                  December 31,       June 30,
                                                      2007            2007
                                                   ----------    ------------
Current Assets:
  Cash                                              $   98,475        $1,022,489
  Sublease rent receivable                              16,000            10,650
  Receivable from sale of subsidiary                 5,600,000         5,600,000
  Investments                                           37,570           105,566
  Deferred tax asset - current                         401,650                 -
  Current assets of discontinued operations            142,419            80,008
                                                    ----------        ----------
Total current assets                                 6,296,114         6,818,713
                                                    ----------        ----------
Equipment and leasehold improvements, net of
  Accumulated depreciation and amortization of
    $10,242 and $10,242                                      -                 -
Deferred tax asset - long term                               -           177,417
                                                    ----------        ----------
Total assets                                        $6,296,114        $6,996,130
                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $    4,367        $   86,055
  Deferred tax liability - current                   1,691,683                 -
  Current liabilities of discontinued
    operations                                           1,090            64,361
                                                    ----------        ----------
Total current liabilities                           $1,697,140        $  150,416
                                                    ----------        ----------
Deferred tax liability - long term                           -         1,947,730
                                                    ----------        ----------
Total liabilities                                   $1,697,140        $2,098,146
                                                    ==========        ==========
Commitments and contingencies

  Stockholders' equity:
  Preferred stock, par value $0.01 per share;
   authorized 2,000,000 shares, issued and
   outstanding -0- shares at December 31, 2007
   and 2006                                                  -                 -




  Common stock, $0.00001 par value; 875,000,000
   shares authorized; 21,477,550 and 20,377,550
    shares issued and outstanding at December 31,
    2007 and 2006                                   $      215        $      215
  Additional paid-in capital                         3,620,514         3,620,514
  Retained earnings                                    978,245         1,277,255
                                                    ----------        ----------
      Total stockholders' equity                     4,598,974         4,897,984
                                                    ----------        ----------
      Total liabilities and stockholders' equity    $6,296,114        $6,996,130
                                                    ==========        ==========


The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Condensed Statements of Operations

                                   For the Six Month Period    For the Three Month Period
                                       Ended December 31,          Ended December 31,
                                       2007         2006         2007         2006
                                    ----------   ----------   ----------   ----------
Operating expenses:
  Salaries                          $  138,000   $    5,046   $   48,000   $    5,046
  Professional fees                     22,757        1,873        8,576          768
  General and administrative            55,135       27,138        8,253       17,039
                                    ----------   ----------   ----------   ----------
    Total operating expenses           215,892       34,057       64,829       22,853
                                    ----------   ----------   ----------   ----------
Total operating loss                  (215,892)     (34,057)     (64,829)     (22,853)
Other income (expense):
  Interest income                        6,647           29          485           15
  Interest expense                        (197)      (7,292)         (77)      (3,393)
  Related party interest expense             -       (7,620)           -       (3,675)
  Other income                         (21,600)      18,404            -      (18,523)
                                    ----------   ----------   ----------   ----------
    Other income(loss)                 (15,150)     (33,287)         408      (25,576)
                                    ----------   ----------   ----------   ----------
Income (loss) from continuing
 operations                           (231,042)     (67,344)     (64,421)     (48,429)
                                    ----------   ----------   ----------   ----------
Income tax expense (benefit)          (256,047)   1,005,934      (71,393)     999,360
                                    ----------   ----------   ----------   ----------
Net income (loss) from continuing
 operations                             25,005   (1,073,278)       6,972   (1,047,789)
                                    ----------   ----------   ----------   ----------
Discontinued operations:
Net income (loss) from discontinued
 operations, net of taxes             (324,015)     102,005      (59,303)     176,022
Gain on sale of discontinued
 operations, net of taxes                    -    4,895,212            -    4,895,212
                                     ---------   ----------     --------   ----------
Net income (loss)                    $(299,010)  $3,923,939     $(52,331)  $4,023,445
                                     =========   ==========     ========   ==========
Earnings per share - Basic:
 Income from continuing operations     $  0.00      $  0.19      $  0.00      $  0.00
 Discontinued operations                 (0.02)        0.25         0.00         0.25
                                     ---------   ----------     --------   ----------
 Net income                            $ (0.02)     $  0.44      $  0.00      $  0.25
                                     =========   ==========     ========   ==========




Earnings per share - Diluted:
 Income from continuing operations     $  0.00      $ (0.05)     $  0.00      $ (0.05)
 Discontinued operations                 (0.01)        0.25         0.00         0.25
                                     ---------   ----------     --------   ----------
 Net income                            $ (0.01)     $  0.20      $  0.00      $  0.20
                                     =========   ==========     ========   ==========
Weighted average number of shares
 outstanding:
-Basic                              21,477,550   20,377,550   21,477,550   20,377,550
                                    ==========   ==========    ==========  ==========
-Diluted                            21,630,555   20,377,550   21,521,506   20,377,550
                                    ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Condensed Statements of Cash Flows

                                             For the Six Month Period
                                                 Ended December 31,
                                                 2007         2006
                                              ----------   ----------
Cash flows provided by (used in) operating
 activities:
Net income (loss)                             $(299,010)   $3,923,939
Net loss from discontinued operations          (324,015)     (102,005)
                                              ----------   ----------
Net income (loss) from continuing operations     25,005     3,821,934
  Adjustments to reconcile net income
   (loss) to net cash (used in) provided
   by operating activities:
    Provision for alliance to doubtful accounts   7,000             -
    Impairment of investments                    21,600        18,500
    Tax expense (benefit) from deferred tax
      asset - current                          (401,650)      729,734
    Tax expense (benefit) from deferred tax
      asset - long term                         177,417       235,930
    Tax expense (benefit) from deferred tax
      liability - current                     1,691,683       (27,133)
    Tax expense (benefit) from deferred tax
      liability - long term                  (1,947,730)    3,011,717
  Changes in operating assets and liabilities:
    Accounts receivable                         (12,350)        2,200
    Accounts payable                            (81,688)       (4,065)
    Interest payable - related parties                -        31,837
    Other current liabilities                         -          (877)
                                              ----------   ----------
Net cash used in operating activities
  of continuing operations                     (844,728)    7,921,783
                                              ----------   ----------
  Net cash provided by (used in) discontinued
   operations:
    Net current assets                           (62,411)     (12,908)
    Net current liabilities                      (63,271)     115,520
                                              ----------   ----------
Net cash provided by (used in) operating
 activities                                     (970,410)   8,024,394
                                              ----------   ----------
Cash flows used in investing activities:
  Purchases from investments                    (118,600)     (18,500)
  Proceeds from sale of investments              164,996        3,000
  Sale of subsidiary (VanMag)                          -   (9,000,000)
                                              ----------   ----------




Net cash used in investing activities             46,396   (9,015,500)
                                              ----------   ----------

Cash flows provided by financing activities:
  Proceeds on line of credit                           -      973,661
  Payment on debt - related parties                    -       20,000
  Proceeds from debt                                   -       26,667
  Proceeds from debt - current portion                 -      (26,667)
                                              ----------   ----------
Net cash provided by financing activities              -      993,661
                                              ----------   ----------
Net increase (decrease) in cash                 (924,014)       2,555
Cash-beginning of period                       1,022,489        1,440
                                              ==========   ==========
Cash-end of period                            $   98,475   $    3,995
                                              ==========   ==========

Supplemental Cash Flow Information

                                             For the Three Month Period
                                                 Ended December 31,
                                                 2007         2006
                                              ----------   ----------
Cash paid for:
  Interest                                     $     197     $ 14,912
  Taxes                                        $       -     $      -

The accompanying notes are an integral part of the financial statements



Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006

1.  Description of the Company's Business

Pinnacle Resources, Inc. ("we" "our" "us" or the "Company") was incorporated under the laws of Wyoming in January 1995. We engage in exploring for and developing natural resources.

2. Summary of Significant Accounting Policies

Basis of presentation
Our financial statements include the accounts of the Company and our two discontinued South African subsidiaries; wholly owned Diamonaire
Exploration (Pty) (Ltd) (for the three and six months ended December
31, 2007 and 2006) ("Diamonaire") and 66.7% owned Vanadium and
Magnetite Exploration & Development Co. (Pty) (Ltd) ("VanMag") (for the three and six month periods ended December 31, 2007 and 2006). Our financial statements for the three and six month periods ended December
31, 2006 include the discontinued accounts of Titan Processors (Pty)
(Ltd) ("Titan"), a South African company, which is a variable interest entity ("VIE") for the year ended. All significant intercompany balances and transactions have been eliminated in combination.

In June 2006, the Company discontinued its controlling financial interest in Titan. When Titan was deconsolidated the VIE had a liability that was assumed by the Company. Titan is recorded as a discontinued operation as of and for the three and six month periods ended December 31, 2006 (Note 9 - Discontinued Operations). In
November 2007, the Company settled the Titan assumed liabilities for their fair value of $50,000.

In December 2006, the Company sold its subsidiary VanMag, and as a result, its balance sheets and statements of operations are recorded as discontinued operations as of and for the three and six month periods ended December 31, 2006 (Note 9 - Discontinued operations).

In June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. The Company has recorded Diamonaire's balance sheets and statements of operations as discontinued operations as of and for the three and six months ended December 31, 2007 and 2006 (Note 9 -
Discontinued operations).

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the Unites State of America
("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006

Significant Estimates
The financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to the realization of the receivable from the sale of subsidiary and the allowance for uncollectible sublease rent receivable, taxes and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant

Environmental Costs
Costs related to environmental remediation are charged to expense.
Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event they are capitalized. Liabilities are recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology, and undiscounted site-specific costs in the countries that we conduct our operations.

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

Concentration of Credit Risk
At December 31, 2007, the Company had $92,206 on deposit, of which none exceeded United States FDIC federally insured limit of $100,000 per bank.

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



Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006

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

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments
Our financial instruments, including cash, sublease rent receivable, receivable from the sale of subsidiaries and investments, notes receivable, accounts payable and accrued liabilities are carried at cost as reported in the balance sheets, are considered to approximate fair value due to the short-term maturity of these instruments.

Investments
Fair values of long-term investments are based on management's estimates and pricing models using prevailing financial market information. As there is no quoted market price at December 31, 2007, the fair value of such financial instruments is not necessarily representative of the amount that could be realized or settled.



Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006

Concentrations of operations outside the our home country
Substantially all of our past operations have been conducted in the Republic of South Africa. As such, we are subject to the South African laws and regulations, including currency restrictions and tax laws.

Foreign currency adjustments
The financial position and operating results of all foreign operations are measured using the local currencies of the countries in which the Company operates as the functional currency. Local currency assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation adjustments are recorded as a component of income
(loss) on discontinued operations.

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling
Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial
Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income.

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



Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006

with generally accepted accounting principles (GAAP) in the United
States (the GAAP hierarchy). We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.


3.  Related party transactions

Consulting Services
During the three and six months ended December 31, 2007 and 2006, we paid affiliated companies $3,000, $10,500, $61,000 and $21,050, respectively, for consulting services. Our CEO and CFO are executives with the affiliated companies. These amounts are included in the loss from discontinued operations.

Related Notes Payable

Related party notes payable consisted of the following:

                                                  Amount Outstanding
                                               as of December 31, 2007
Notes from officers at 6% per annum,
  due on demand:
    March 2005 note for $53,000                        $      -
    March 2005 note for $15,000                               -
    April 2005 note for $10,000                               -
    April 2005 note for $10,000                               -
    May 2005 note for $15,000                                 -
Note from relative of officer at 13% per
  annum, due on demand with interest
  payable in shares of the Company's
  common stock:
     January 2005 note for $75,000                            -
                                                       --------
Total related party notes payable                      $      -
                                                       ========

Total related party interest expense for the three and six months ended
December 31, 2007 and 2006 was $0, $0, $3,675 and $7,620, respectively.

4.  Sale of Subsidiary - VanMag

In November 2006, the Company entered into an agreement with Golden
Falls Trading 565 LTD ("Golden Falls") (the "Buyer") to sell its 66.7% share of the Vanadium and Magnetite Exploration & Development Co. (PTY)
(LTD) ("VanMag") (the initial "Agreement"). The initial Agreement called for a purchase price of $9,000,000, in U.S. dollars with payments as follows:

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006


   - $100,000 paid as a deposit in November 2006 to be applied as part of the Agreement price
   - $500,000 payable upon notice of acceptance of due diligence - anticipated in December 2006
   -   $4,350,000 payable in February 2007
   - $4,050,000 payable in May 2009 (when new mining rights were to be issued)

The initial $100,000 payment was made in accordance with the Agreement in November 2006. In January 2007, the Buyer had not made the required
$500,000 payment according to the Initial Agreement. As a result, the initial Agreement was revised as follows:

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

In May 2007, after the Buyer failed to make its April 2007 agreed upon payment of $4,800,000, the Company and the Buyer entered into a First
Addendum to the Agreement (the "First Addendum").   The First Addendum
established a payment schedule as follows:

   -   the initial $200,000 as previously paid
   -   $4,800,000 due immediately upon the signing of the First
Addendum, with $3,200,000 paid to the Company and $1,600,000 held in an escrow account until resolution of an unrelated dispute in the other
33.3% shareholder group of VanMag.
   - $4,000,000 was to be paid in May 2008, upon the issuance of new mining rights were to be issued

If these First Addendum payments were not made as described, the document provided for the termination of the transaction and the Buyer's loss of all rights and claims to the property and prior payments. The Buyer made the $3,200,000 payment to the Company; but the $1,600,000 was never deposited into the escrow account. The
Company has not exercised its right to terminate the First Addendum agreement.

In May 2008, when the Buyer failed to make the required $4,000,000
First Addendum payment, another modification to the agreement was enter into (the Second Addendum ). The Second Addendum reduced the total sales price to $8,400,000, with a revised payment schedule as follows:

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006

   -   the $200,000 previously paid
   -   the $3,200,000 previously paid
   -   $2,000,000 to be paid upon signing of the Second Addendum
   -   $3,000,000 to be paid in July 2008

The Buyer paid the Company $50,000 as a forbearance fee in order to enter into the Second Addendum and not void the underlying terms of the agreement and forfeit all previous payments. This payment was recorded by the Company as other income from restructuring the sales agreement.
The Company also recorded other expense of $600,000 to reflect the reduction in the total sales price.

In June 2008, after the Buyer failed to make the $2,000,000 immediate payment as stipulated in the Second Addendum, the Company and Golden
Falls agreed to a Revised Second Addendum. The Revised Second Addendum called for the following payment schedule that converted the remaining unpaid agreed upon amount to be satisfied in South African Rand at a fixed conversion rate of 1 U.S. dollar to 8 South African Rand:
   -   the $200,000 previously paid
   -   the $3,200,000 previously paid
   - $375,000 to be paid upon signing of the Revised Second Addendum in the form of 3,000,000 South African Rand at a fixed conversion rate of 8:1
   - $1,500,000 to be paid 10 days following the signing of the Revised Second Addendum in the form of 12,000,000 South African Rand at a fixed conversion rate of 8:1
   -   $3,125,000 to be paid in July 2008 in the form of 25,000,000
South African Rand at a fixed conversion rate of 8:1

The Buyer paid 2,000,000 South African Rand ($250,000 at 8:1 conversion rate) upon signing of the Revised Second Addendum. This resulted in the Company recognizing a gain on currency conversion of $546, which was recognized as other comprehensive income. As a result of the Revised Second Addendum converting the unpaid agreement amount to South
African Rand, the Company recognized a restructuring expense of $10,723 based on the conversion rate at the signing date of the Revised Second
Addendum. The Company recognized other comprehensive income on the gain on currency conversion of $129,787 at June 30, 2008.

In July 2008, the Buyer had failed to make the payments as stated in the Revised Second Addendum, and a Third Addendum to the agreement was entered into. The Third Addendum superceded and cancelled all previous agreements and understandings, increased the sales price to $9,275,000, and re-modified the satisfaction of the unpaid balance payable as follows:
   -   $200,000 previously paid
   -   $3,200,000 previously paid
   -   $250,000 previously paid (as 2,000,000 SA Rand at 8:1)


Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006

   -   $5,625,000 to be paid to the Trust Account of Brink, Bonsma & De
Bruyn, within 3 days following the signing of the Third Addendum in the form of 45,000,000 South African Rand at a fixed conversion rate of 8:1

The Third Addendum resulted in the Company recognizing an immediate restructuring gain in other income of $963,988 and realizing a gain on
currency conversion of $363,469 in other comprehensive income.   Golden
Falls failed to put any of the 45,000,000 South African Rand into the trust account.  At December 31, 2008, the Company realized a loss on currency conversion of $785,291 which is presented in other
comprehensive income.

In October 2008, Golden Falls made a payment to the Company of 15,000,000 South African Rand (at the agreed upon conversion rate of 8:1). The Company realized a loss on currency translation of $290,260, shown as other comprehensive income.

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

5. Investments

The Company has investments consisting of loans to various individuals and entities of the following:
                                             As of December 31,
                                                     2007
                                             -------------------
Investments                                      $  37,570
                                                 =========

The Company assesses all investments for impairment on an annual basis.
Impairment losses related to these investments was $0, $18,500, $21,600 and $18,500 for the three and six months ended December 31, 2007 and 2006, respectively.


6.  Property and equipment

Our office equipment and furniture, with a cost basis of $10,242, was fully depreciated prior to the periods that are being reported upon.
As the office equipment and furniture is still being used by the Company, its fully depreciated costs are carried on its books at December 31, 2007.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006

Accordingly, there was no depreciation expense recognized during the three and six month periods ended December 31, 2007 and 2006.


7.   Debt

Debt consisted of the following:
                                                 As of December 31,
                                                       2007
                                                  --------------
Note payable to a private entity issued
  in March 2006, interest compounded
  quarterly at 12% per annum, principal
   installments due in six bi-annual installments
   from the date of the note                                  -
Note payable to Golden Star issued in
  March 2006, which held the option to
  purchase the Company's Orovi Ghana
  investment, due September 30, 2006 at 0%
  interest, and the entity had the option
  to apply the note to the purchase price
  of the Orovi Ghana investment                               -
                                                        -------
     Total debt                                               -
       less current portion                                   -
                                                        -------
Total debt                                              $     -
                                                        =======

Interest expense of $0, $3,231, $0 and $2,031 was recorded on the notes above for the three and six months ended December 31, 2007 and 2006, respectively.

In June 2006, Golden Star Resources (LTV) ("Golden Star") agreed to purchase the Orovi Ghana investment from the Company, at which time the note payable of $145,690 was fully applied to the purchase price (Note
12 - Orovi Ghana Investment).


8.  Commitments and Contingencies

Legal actions
Certain conditions may exist as of the date the combined financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006

that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Going Concern and Management's Plan
The Company has historically relied on its ability to raise money through debt and the sales of investment equity interests to meet its cash flow requirements. The Company has cash available in the amount of approximately $98,475 as of December 31, 2007. However, the Company has adopted a plan to discontinue all of its operating subsidiaries as of June 30, 2008. As a result, the Company will need additional funds to meet the development and exploratory opportunities until sufficient cash flows are generated to sustain the pursuit of operations.

Operating Leases
We lease office space and equipment under noncancelable operating leases with terms of three years. The following is a schedule by years of future minimum rentals under the leases for the 12 month periods ending December 31:

Year                               Amount
----                               ------
2008                            $  22,723
2009                               19,964
2010                               20,477
2011                               20,527



Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006


2012 and thereafter                     -
                                ---------
Total                           $  83,691
                                =========

The Company recognized rental expense of $7,782, $18,969, $10,865, and $21,216 for the three and six months ended December 31, 2007 and 2006, respectively. The Company occupies its Englewood, Colorado facility under a rental agreement that has a lease term that expires in December
2008. On October 1, 2008, the Company entered into an agreement to extend the lease term for an additional 36 months ending December 2011.
On August 15, 2008, the Company entered into an operating lease agreement to lease a copier for 39 months ending October 2011.

The Company subleases space in its office to two tenants. Sublease income for the three and six months ended December 31, 2007 and 2006 was $4,000, $7,000, $6,000 and $11,215, respectively. All sublease income is treated as a reduction in rent expense.


9.  Discontinued operations

The following foreign subsidiaries have been abandoned or sold and are classified as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the
Impairment or Disposal of Long-lived Assets as of December 31, 2007.

Titan Processors (Pty) (Ltd)
In June 2006, the Company decided to abandon the Titan Processors subsidiary. The Company decided to abandon the Tantalum project undertaken by the subsidiary as a result of poor results and unfeasibility of the process. The full investment was written off in the fourth quarter of fiscal 2007. Titan's pretax loss, reported in discontinued operations, for the three and six months ended December
31, 2006, was $0.

Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd)
In December 2006, the Company concluded a written share sale agreement with Golden Falls Trading 565 Ltd to sell its sole 66.7% interest in the VanMag consolidated entity to an unrelated third party. The Company decided to sell the subsidiary as it was able to realize a substantial gain on the original investment. The original selling price was $9,000,000, which was subsequently revised through a number of addendums. The assets sold consist primarily of prepaid royalties, and the buyer also assumed accrued interest on intercompany loans. VanMag's pretax loss, reported in discontinued operations, for the three



Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006

and six months ended December 31, 2006 was $(61,810) and $(105,219), respectively. The entity has been classified as discontinued operations for the three and six months ended December 31, 2006.

Diamonaire Exploration (Pty) (Ltd)
As of June 30, 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. Diamonaire's pretax loss, reported in discontinued operations, for the three and six months ended December
31, 2007 and 2006 was $100,343, $548,248, $833 and $70,617,
respectively. The entity has been classified as discontinued operations for the three and six months ended December 31, 2007 and 2006.

The assets and liabilities of the discontinued operations are presented separately under the captions "Assets of discontinued operations" and "Liabilities of discontinued operations" in the accompanying Balance
Sheets.

                                               As of December 31, 2007
                                               -----------------------
                                                       Diamonaire
                                                       ----------
Assets of discontinued operations:
Current assets                                         $ 142,419
Long term assets                                               -
                                                       =========
Total assets                                           $ 142,419
                                                       =========
Liabilities of discontinued division:
Current liabilities                                    $   1,090
Long term liabilities                                          -
Total liabilities                                      $   1,090
                                                       =========

                                               As of December 31, 2006
                                               -----------------------
                                                      Diamonaire
                                                      ----------
Assets of discontinued operations:
Current assets                                          $ 36,973
Long term assets                                               -
                                                        --------
Total assets                                            $ 36,973
                                                       =========



Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006

Liabilities of discontinued operations:
Current liabilities                                     $171,147
Long term liabilities                                          -
                                                        --------
Total liabilities                                       $171,147
                                                        ========

The accompanying table illustrates the reporting of the discontinued operations on the face of the Statements of Operations for the three and six month periods ended December 31, 2007 and December 31, 2006.

                                                    For the Three Month Period
                                                     Ended December 31, 2007
                                                    --------------------------
                                       VanMag             Diamonaire         Total
                                       -------             -----------        -----
Gain on sale of subsidiary              7,906,929                 -        7,906,929
Provision for income taxes             (3,011,717)                -       (3,011,717)
                                       ----------         ---------       ----------
Gain on sale of subsidiary, net of
 taxes                                  4,895,212                 -        4,895,212
Discontinued operations:
Loss from operations of discontinued
 operations                            $        -         $(100,343)       $ (100,343)
Income tax benefit                              -            41,040            41,040
                                       ----------         ---------        ---------
Loss on discontinued operations        $        -         $ (59,303)       $  (59,303)
                                       ----------         ---------        ---------

                                                     For the Six Month Period
                                                      Ended December 31, 2007
                                                     ------------------------
                                        VanMag             Diamonaire      Total
                                        -------             -----------     -----
Gain on sale of subsidiary              7,906,929                  -       7,906,929
Provision for income taxes             (3,011,717)                 -      (3,011,717)
                                       ----------         ---------        ---------
Gain on sale of subsidiary, net of
 taxes                                  4,895,212                  -       4,895,212
Discontinued operations:
Loss from operations of discontinued
 operations                            $        -          $(548,248)     $(548,248)
Income tax benefit                              -             224,233       224,233
Loss on discontinued operations        $        -           $(324,015)    $(324,015)
                                       ----------         ---------        ---------

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006

                                     For the Three Month Period Ending December 31, 2006
                                     ---------------------------------------------------
                                     Diamonaire     VanMag      Titan             Total
                                     ----------     -------     -----             ------
Gain on sale of subsidiary                   -            -          -                -
Provision for income taxes                   -            -          -                -
                                    ----------    ---------  ---------       ----------
Gain on sale of subsidiary, net of
 taxes                                       -            -          -                -
Discontinued operations:
Income (loss) from operations of
 discontinued operations              $   (833)  $   61,810    $      -      $   60,977
Income tax benefit                     115,045            -           -         115,045
                                    ----------    ---------  ---------       ----------
Income (loss) on discontinued
 operations                            $114,212   $  61,810     $      -      $ 176,022
                                    ----------    ---------  ---------       ----------

                                       For the Six Month Period Ending December 31, 2006
                                       -------------------------------------------------
                                       Diamonaire     VanMag     Titan            Total
                                       -------------------------------------------------
Gain on sale of subsidiary                     -            -         -                -
Provision for income taxes                     -            -         -                -
                                     ----------    ---------  ---------       ----------
Gain on sale of subsidiary, net of
 taxes                                         -            -         -                -
Discontinued operations:
Income (loss) from operations of
 discontinued operations               $ (70,617)    $105,219    $     -       $  34,602
Income tax benefit                        67,403            -          -          67,403
                                      ----------    ---------  ---------      ----------
Income (loss) on discontinued
 operations                            $  (3,214)    $105,219    $     -        $102,005
                                      ----------    ---------  ---------      ----------

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006

                               For the Six Month Periods   For the Three Month Periods
                                  Ended December 31,            Ended December 31,
                                  2007           2006         2007             2006
Income (loss) from continuing
 operations                      $  25,005    $(1,073,278)   $   6,972      $(1,047,789)
                                ==========    ===========    =========      ===========
Weighted-average number of
 common shares outstanding
  - Basic                       21,477,550     20,377,550   21,477,550       20,377,550
Effect of dilutive securities
 - Stock options                   153,005              -       43,956                -
                                ----------    -----------   ----------       ----------
Weighted-average number of
 common shares outstanding
 - Diluted                      21,630,555     20,377,550   21,521,506       20,377,550
                                ==========     ==========   ==========       ==========
Net earnings per share from
 continuing operations:
 Basic                              $ 0.00         $(0.05)     $ 0.00           $ (0.05)
                                    ======         ======      ======           =======
 Diluted                            $ 0.00         $(0.05)     $ 0.00           $ (0.05)
                                    ======         ======      ======           =======

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

                                                2007                   2006
                                                ----                   ----
Options to purchase common stock                   -                 1,230,000

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006

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
Weighted average expected life        5 years

The following schedule summarizes our stock option activity:

                                             Weighted     Weighted
                                              Average      Average    Aggregate
                                             Exercise     Remaining   Intrinsic
                                   Options     Price        Term         Value
                                   -------   --------     ---------   ---------
Outstanding at June 30, 2005      1,230,000    $0.13         3.55       $    -
                                  =========    =====         ====       ======
Options granted                           -        -            -            -
Options exercised                         -        -            -            -
Options expired                           -        -            -            -
                                  ---------    -----         ----       ------
Outstanding at December 31, 2005  1,230,000    $0.13         3.05       $    -
                                  =========    =====         ====       ======
Options granted                           -        -            -            -
Options exercised                         -        -            -            -
Options expired                           -        -            -            -
                                  ---------    -----         ----       ------
Outstanding at December 31, 2006  1,230,000    $0.13         2.05       $    -
                                  =========    =====         ====       ======
Options granted                           -        -            -            -
Options exercised                         -        -            -            -
Options expired                           -        -            -            -
                                  ---------    -----         ----       ------
Outstanding at December 31, 2007  1,230,000    $0.13         1.35       $    -
                                  =========    =====         ====       ======

12.  Orovi Ghana Investment

Orovi Ghana Ltd. ("OGL") had a license granted by the Republic of Ghana to prospect for gold on certain land located in an undeveloped gold property in the western region of Ghana. In October 2004, Golden Star advanced to us $200,000 to extend an existing option agreement to

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2007 and June 30, 2007 and
For the Three and Six Month Periods Ended December 31, 2007 and 2006

acquire a 100 percent interest in the prospecting license held by OGL. The $200,000 was to be applied to the purchase of the prospecting license. The purchase price was to be determined based on an engineering reserve report.

On July 12, 2005, we agreed with Golden Star on a purchase price to sell the prospecting license of $470,000, net of costs and expenses. On July 12, 2005, Golden Star advanced an additional $145,690 to us as a note payable, with the option of applying the amount towards the purchase of the prospecting license. As security for the advance, we gave Golden Star a first lien on all of the issued and outstanding shares of Orovi Ghana Ltd. held by the Company. Upon execution of the agreement, we gave Golden Star the share certificates of Orovi Ghana,
(Pty) Ltd. together with a deed of transfer and an undated stock transfer. The transaction closed on April 7, 2007, the purchase price is organized as follows:

  Purchase price                                   $ 470,000
  Deposits from the Buyer to the Company            (200,000)
  Payments made directly by the Buyer               (107,145)
  Note payable applied to purchase price            (145,690)
  Final payment made to Pinnacle by the Buyer      $  17,165


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

Basis of Presentation of the Financial Statements

Our financial statements include those of our parent company and our wholly owned South African subsidiary Diamonaire Exploration (Pty) Ltd) (Diamonaire) and our 66 2/3% owned subsidiary Vanadium and Magnetite Exploration & Development Co. (Pty) Ltd) (VanMag). Our financial statements also include the accounts of Titan Processors (Pty) Ltd) (Titan), also a South African company, which is controlled by members of our board of directors. Titan was abandoned as of June 30, 2006 and all assets were written down to zero. In November 2007, we paid $50,000 to settle all remaining liabilities of Titan. We sold our interest in VanMag in July 2007. In June 2008, we adopted a plan to discontinue Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue.

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

Results of Operations

At June 30, 2008, we had sold or adopted a plan to discontinue all of our natural resource operations. Our activities during fiscal 2008 have been limited to the activities of Diamonaire, searching for new business opportunities and collecting the remaining receivable related to the sale of our VanMag subsidiary. In October 2008 we collected $1,584,740 of this receivable and amended the terms to provide for the balance to be paid in US dollars. We expect to collect the $3.75 million balance of the sales price during fiscal 2009, although the uncertain economic conditions may delay some or all of amounts that we collect into future years.

Three month period ended December 31, 2007 compared to three month period ended December 31, 2006

Net (loss) for the three month period in 2007 totaled ($52,331) compared to net income of $4,023,446 in the three month period in 2006. This change resulted mainly from the net gain of $4,895,212 recorded in December 2006 from the sale of our 66 2/3% interest in VanMag. Additionally, we restructured the sale of VanMag in 2008 which resulted in an expense of $(560,813). We again restructured the VanMag transaction in November 2008 which resulted in a gain of $787,037,
which we recorded in fiscal 2009.    The loss from our discontinued
operations was $59,303 in the three month period in 2007 compared to income from discontinued operations of $176,022 in the same period in the prior year.

Operating expenses for the three month period ended December 31, 2007 were $64,829 compared to $22,853 for the same period in 2006. Salaries increased from $5,046 in 2006 to $48,000 in 2007 due to salary increases given to executive management after the sale of our interest in VanMag in December 2006.

Professional fees increased from $768 for the three month period ended December 31, 2006 to $8,576 for the same period in 2007 due to fees associated with an unsuccessful gasification project in the three month period in 2007.

General and Administrative expense in the three month period in 2007 was $8,253 compared to $17,039 in the same period in 2006. This decrease was a result of sublease rents received in the three month period in 2007

We had very little interest expense, either to related and third parties in 2007 as we repaid our third and related parties debts in fiscal 2007.

For the three month period ended December 31, 2007, we incurred related party expenses of $3,000 compared to $10,500 for the same period in 2006. These amounts were paid to affiliated companies for consulting services. Our CEO and CFO are executives with the affiliated companies. The decrease in related party expenses was due to the sale of VanMag and decrease in the need for consulting services relating to its business. These amounts are included in the loss from discontinued operations.

Inflation has not affected our operation.

Six month period ended December 31, 2007 compared to six month period ended December31, 2006
Net loss for six month period in 2007 totaled $299,010 compared to net income of $3,923,939 in the same period in 2007. This change resulted mainly from the net gain of $4,895,212 in December 2006 from the sale of our 66 2/3% interest in VanMag. . Additionally, we restructured the sale of VanMag in 2008 which resulted in an expense of $(560,813). We again restructured the VanMag transaction in November 2008 which resulted in a gain of $787,037, which we recorded in fiscal 2009. The net (loss) from our discontinued operations was($324,015) in the six month period in 2007 compared to net income from discontinued operations of $102,005 in the same period in the prior year.

Operating expenses for the six month period ended December 31, 2007 were $215,892compared to $34,057 for the same period in 2006. Salaries increased from $5,046 in 2006 to $138,000 in 2007 due to salary increases and bonuses given to our executive management.

Professional fees increased substantially from $1,873 for the six month period ended December 31, 2006 to $22,757 for the same period in 2007 due to fees associated with an unsuccessful gasification project

General and Administrative expense in the six month period in 2007 was $55,135 compared to $27,138 in the same period in 2006. We commenced public and investor relations activities in 2007 after we received a portion of the proceeds of the sale of VanMag. These costs amounted to $26,741 during the six month period in 2007.

For the six month period ended December 31, 2007, we incurred related party expenses of $61,000 compared to $21,050 for the same period in 2006. These amounts were paid to affiliated companies for consulting services. Our CEO and CFO are executives with the affiliated companies. The increase in related party expenses was due to the need for consulting services relating to VanMag prior to its sale. These amounts are included in the loss from discontinued operations.

Liquidity

December 31, 2007 compared to June 30, 2007
During the six month period in 2007, we relied on cash reserves related to the sale of VanMag in December 2006. Our cash position decreased from $1,022,489 at June 30, 2007 to $98,475 at December31, 2007,
primarily due to cash used in both our continuing and discontinued operations of $970,410 during the six month period ended December 31 2007. We will rely on our cash reserves, the collection of our receivable from the sale of VanMag, our bank line of credit and advances from principal shareholders to fund operations.

In October 2008, we collected $1,584,740 of the receivable related to the sale of VanMag and restructured the balance to be paid in US dollars. We used $739,545 of this amount to satisfy liabilities of Diamonaire, which we elected to discontinue at June 30, 2008.

Discontinued operations

Titan Processors (Pty) (Ltd)

In June 2006, we determined to abandon the Titan Processors subsidiary. We decided to abandon the Tantalum project undertaken by the subsidiary as a result of poor results and unfeasibility of the process.

Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd)

In January, 2007, we concluded a written share sale agreement with Golden Fall Trading 565 Ltd to sell our 66 2/3% interest in VanMag. We decided to sell the subsidiary as we were able to realize a substantial gain on the original investment. The original selling price was $9,000,000, which was subsequently revised through a number of addendums. The assets sold consist primarily of prepaid royalties, and the buyer also assumed intercompany loans, including accrued interest. VanMag's pretax income, reported in discontinued operations, for the six month period ended December 31, 2006 was $105,219. The entity has been classified as discontinued operations for the six month periods ending December 31, 2007 and 2006.

Diamonaire Exploration (Pty) (Ltd)

As of June 2008, we adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. Diamonaire's pretax (loss), reported in discontinued operations, for the six month periods ended December 31, 2007 and 2006 was (833) and ($70,617), respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our history of operating losses, lack of liquidity in our common stock, our dependence on key personnel, the expression by our auditors of uncertainty as to our ability to continue as a going concern, and the fact that we face substantial competition. Those risks and certain other uncertainties are discussed in more detail in our 2007 Annual Report on Form 10-K and our subsequent filings with the SEC. There may also be other factors, including those discussed elsewhere in this report that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T.  Controls and Procedures.

During the three months ended December 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures effective as of December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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