Form 10-Q
period 2008-03-31
PINNACLE RESOURCES INC
filed 2009-02-13
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2008
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

PART I -- FINANCIAL INFORMATION

PINNACLE RESOURCES, INC.

Item 1. Financial Statements

Condensed Balance Sheets, March 31, 2008 and June 30, 2007
Condensed Statements of Operations For Each of the Three and Nine Month Periods ended March 31, 2008 and 2007
Condensed Statements of Cash Flows For Each of the Three and Nine Month Periods ended March 31, 2008 and 2007
Notes to Condensed Financial Statements

                                    Pinnacle Resources, Inc
Condensed Balance Sheets

ASSETS
                                                     As of            As of
                                                   March 31,         June 30,
                                                      2008            2007
                                                   ----------    ------------
Current Assets:
  Cash                                              $   36,134        $1,022,489
  Sublease rent receivable                              15,000            10,650
  Receivable from sale of subsidiary                 6,200,000         5,600,000
  Investments                                           25,285           105,566
  Deferred tax asset - current                         516,429                 -
  Current assets of discontinued operations             13,348            80,008
                                                    ----------        ----------
Total current assets                                 6,806,196         6,818,713
                                                    ----------        ----------
Equipment and leasehold improvements, net of
  accumulated depreciation and amortization of
    $10,242 and $10,242                                      -                 -
Deferred tax asset - long term                               -           177,417
                                                    ----------        ----------
Total assets                                        $6,806,196        $6,996,130
                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $    1,451        $   86,055
  Line of credit                                        25,016                 -
  Deferred tax liability - current                   1,606,020                 -
  Current liabilities of discontinued
    operations                                         732,224            64,361
                                                    ----------        ----------
Total current liabilities                           $2,364,711        $  150,416
                                                    ----------        ----------
Deferred tax liability - long term                           -         1,947,730
                                                    ----------        ----------
Total liabilities                                   $2,364,711        $2,098,146
                                                    ==========        ==========
Commitments and contingencies

  Stockholders' equity:
  Preferred stock, $0.01 per share par value;
   authorized 2,000,000 shares, issued and
   outstanding -0- shares at March 31, 2008
    and June 30, 2007                                        -                 -




  Common stock, $0.00001 par value; 875,000,000
   shares authorized; issued and outstanding
   21,477,550 and 20,377,550 shares at March 31,
   2008 and June 30, 2007                           $      215        $      215
  Additional paid-in capital                         3,620,514         3,620,514
  Retained earnings                                    820,756         1,277,255
                                                    ----------        ----------
      Total stockholders' equity                     4,441,485         4,897,984
                                                    ----------        ----------
      Total liabilities and stockholders' equity    $6,806,196        $6,996,130
                                                    ==========        ==========


The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Condensed Statements of Operations

                                   For the Nine Month Period  For the Three Month Period
                                       Ended March 31,             Ended March 31,
                                       2008         2007         2008         2007
                                    ----------   ----------   ----------   ----------
Operating expenses:
  Salaries                          $  186,000   $   20,046   $   48,000   $   15,000
  Professional fees                     48,778        3,428       26,021        1,555
  General and administrative            88,406       38,917       33,271       11,779
                                    ----------   ----------   ----------   ----------
    Total operating expenses           323,184       62,391      107,292       28,334
                                    ----------   ----------   ----------   ----------
Total operating income (loss)         (323,184)     (62,391)    (107,292)     (28,334)
Other income (expense):
  Interest income                        6,651           44            4      (94,168)
  Interest expense                        (266)      (9,814)         (69)      (2,522)
  Related party interest expense             -      (11,308)           -       (3,688)
  Other income                         (41,450)     (38,581)     (19,850)     (20,177)
  Restructuring of sale of subsidiary   49,910            -       49,910            -
                                    ----------   ----------   ----------   ----------
    Other income(loss)                  14,845      (59,659)      29,995      (26,372)
                                    ----------   ----------   ----------   ----------
Income (loss) from continuing
 operations                           (308,339)    (122,050)     (77,297)     (54,706)
                                    ----------   ----------   ----------   ----------
Income tax expense (benefit)          (341,710)     918,929      (85,663)     (87,005)
                                    ----------   ----------   ----------   ----------
Net income (loss) from continuing
 operations                            372,383   (1,040,979)       8,366      (32,299)
                                    ----------   ----------   ----------   ----------
Discontinued Operations:
Loss on discontinued operations,
 net of taxes                         (489,869)     253,215     (165,854)     151,210
Gain on sale of discontinued
 operations, net of taxes                    -    4,895,212            -            -
                                    ----------   ----------   ----------   ----------
Net income (loss)                   $ (456,498)  $4,107,448   $  157,488   $  183,508
                                    ==========   ==========   ==========   ==========
Earnings per share - Basic:
Income from continuing operations   $     0.00   $    (0.05)  $     0.00   $     0.00
Discontinued operations                  (0.02)        0.25        (0.01)        0.01
                                    ----------   ----------   ----------   ----------




Net income                          $    (0.02)  $     0.20   $    (0.01)  $     0.01
                                    ==========   ==========   ==========   ==========
Earnings per share - Diluted:
Income from continuing operations   $     0.00   $    (0.05)  $     0.00   $     0.00
Discontinued operations                  (0.02)        0.25        (0.01)        0.01
                                    ----------   ----------   ----------   ----------
Net income                          $    (0.02)  $     0.20   $    (0.01)  $     0.01
                                    ==========   ==========   ==========   ==========
Weighted average number of shares
 outstanding:
  -Basic                            21,477,550   20,377,550   21,477,550   20,377,550
                                    ==========   ==========   ==========   ==========
 -Diluted                           21,579,740   20,377,550   21,477,550   20,377,550
                                    ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Condensed Statements of Cash Flows

                                             For the Nine Month Period
                                                 Ended March 31,
                                                 2008         2007
                                              ----------   ----------
Cash flows provided by (used in ) operating
 activities:
Net income (loss)                              $(456,498)   $4,007,448
Net income (loss) from discontinued operations  (489,869)      253,215
                                              ----------    ----------
Net income (loss) from continuing operations      33,371     3,854,223
  Adjustments to reconcile net income
   (loss) to net cash (used in) provided
   by operating activities:
    Impairment on investments                     41,450        38,700
    Allowance for doubtful sublease rent           7,000             -
    Gain/loss on VanMag restructuring           (600,000)            -
    Tax expense (benefit) from deferred tax
      asset - current                           (339,012)    1,033,067
    Tax expense (benefit) from deferred tax
      asset - long term                                -       (28,998)
    Tax expense (benefit) from deferred tax
      liability - current                      1,606,020       (27,133)
    Tax expense (benefit) from deferred tax
      liability - long term                   (1,947,730)    2,924,713
  Changes in operating assets and liabilities:
    Accounts receivable                          (11,350)        2,021
    Accrued expenses                              25,016         4,947
    Accounts payable                             (84,605)      101,763
    Interest payable - related parties                 -       (20,032)
    Deposits                                           -      (100,000)
                                              ----------    ----------
Net cash used in operating activities
  of continuing operations                    (1,759,709)    8,036,496
                                              ----------    ----------
  Net cash provided by (used in) discontinued
   operations:
    Net current assets                            66,660       (16,855)
    Net current liabilities                      667,863     1,021,891
                                              ----------    ----------
Net cash provided by (used in) operating
 activities                                   (1,025,186)    9,041,532
                                              ----------    ----------
Cash flows used in investing activities:
  Purchases from investments                     (95,450)      (35,700)
  Sale of investments                            134,281             -
  Gain on sale of subsidiary                          -    (8,800,000)
                                              ----------    ----------




Net cash provided by investing activities         38,831    (8,835,700)
                                              ----------    ----------
Cash flows provided by financing activities:
  Payment on debt - related parties                    -       (67,133)
  Proceeds debt - line of credit                       -       (19,652)
                                              ----------    ----------
Net cash used in financing activities                  -       (86,785)
                                              ----------    ----------
Net increase (decrease) in cash                 (986,355)      119,047
Cash-beginning of period                       1,022,489         1,440
                                              ==========    ==========
Cash-end of period                            $   36,134    $  120,487
                                              ==========    ==========

Supplemental Cash Flow Information

                                             For the Nine Month Period
                                                 Ended December 31,
                                                 2007         2006
                                              ----------   ----------
Cash paid for:
  Interest                                     $     266    $  9,965
  Taxes                                        $       -    $      -

Non-Cash Items

Shares issued to satisfy debt
  Common stock                                 $       -    $     11
  Additional paid in capital                   $       -    $ 34,989
  Notes payable                                $       -    $(35,000)





The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

1.  Description of the Company's Business
Pinnacle Resources, Inc. ("we" "our" "us" or "the Company") was incorporated under the laws of Wyoming in January 1995. We engage in exploring for and developing natural resources.

2.  Summary of Significant Accounting Policies

Basis of presentation
Our financial statements include the accounts of the Company and our two discontinued South African subsidiaries; wholly owned Diamonaire Exploration (Pty) (Ltd) (for the three and nine months ended March 31, 2008 and 2007) ("Diamonaire") and 66.7% Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd) ("VanMag") (for the three and nine months ended March 31, 2007 and 2008). Our financial statements for the three and nine months ended March 31, 2008 include the discontinued accounts of Titan Processors (Pty) (Ltd) ("Titan"), a South African company, which is a variable interest entity ("VIE") for the year ended. All significant intercompany balances and transactions have been eliminated in combination.

In June 2006, the Company discontinued its controlling financial interest in Titan. When Titan was deconsolidated the VIE had a liability that was assumed by the Company. Titan is recorded as a discontinued operation as of and for the three and nine months ended March 31, 2007 (Note 9 - Discontinued Operations). In November 2007, the Company settled the Titan assumed liabilities for their fair value of $50,000.

In December 2006, the Company sold its subsidiary VanMag, and as a result, its balance sheets and statements of operations are recorded as discontinued operations as of and for the three and nine months ended March 31, 2007 (Note 9 - Discontinued operations).

In June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold with a one year period during which the activities of Diamonaire will continue. The Company has recorded Diamonaire's balance sheets and statements of operations as discontinued operations as of and for the three and nine months ended March 31, 2008 and 2007 (Note 9 - Discontinued operations).

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the Unites States of America ("GAAP") requires management to make estimates and

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and cash equivalents
For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Concentration of Credit Risk
At March 31, 2008, the Company had $27,447 on deposit, of which none exceeded United States FDIC federally insured limit of $100,000 per bank.

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

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

Fair value of financial instruments
Our financial instruments, including cash, accounts receivable trade, receivable from the sale of subsidiaries and investments, notes receivable, accounts payable and accrued liabilities are carried at cost as reported in the balance sheets, are considered to approximate fair value due to the short-term maturity of these instruments.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

Investments
Fair values of long-term investments are based on management's estimates and pricing models using prevailing financial market information. As there is no quoted market price at March 31, 2008, the fair value of such financial instruments is not necessarily representative of the amount that could be realized or settled.

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

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


3.  Related party transactions

Consulting Services
During the three and nine months ended March 31, 2008 and 2007, we paid affiliated companies $1,500, $20,750, $62,500 and $41,800, respectively, for consulting services. Our CEO and CFO are executives with the affiliated companies. These amounts are included in the loss from discontinued operations.

Related Party Notes Payable

Related party notes payable consisted of the following:

                                                  Amount Outstanding
                                                 as of March 31, 2008
Notes from officers at 6% per annum,
  due on demand:
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
                                                       ========

Total related party interest expense for the three and nine months ended March 31, 2008 and 2007 was $0, $0, $3,688 and $11,308,
respectively.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

4.  Sale of Subsidiary - VanMag

In November 2006, the Company entered into an agreement with Golden Falls Trading 565 LTD ("Golden Falls") (the "Buyer") to sell its 66.7% share of VanMag (the "Initial Agreement"). The Initial Agreement called for a purchase price of $9,000,000, in U.S. dollars with payments as follows:
   - $100,000 paid as a deposit in November 2006 to be applied as part of the Agreement price
   - $500,000 payable upon notice of acceptance of due diligence - anticipated in December 2006
   -  $4,350,000 payable in February 2007
   - $4,050,000 payable in May 2009 (when new mining rights were to be issued)

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007


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


5.  Investments

The Company has investments consisting of loans to various individuals and entities of the following:
                                            As of March 31, 2008
                                            --------------------
Investments                                      $   25,285
                                                 ==========

The Company assesses all investments for impairment on an annual basis. Impairment losses related to these investments was $19,850, $20,200, $41,450 and $38,700 for the three and nine months ended March 31, 2008 and 2007, respectively.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

6.  Property and equipment

Our office equipment and furniture, with a cost basis of $10,242, was fully depreciated prior to the periods that are being reported upon. As the office equipment and furniture is still being used by the Company, its fully depreciated costs are carried on its books at March 31, 2008.

Accordingly, there was no depreciation expense recognized during the three and six month periods ended March 31, 2008 and 2007.


7.   Debt

Debt consisted of the following:
                                                 As of March 31,
                                                       2008
                                                  --------------
Note payable to a private entity issued
  in March 2006, interest compounded
  quarterly at 12% per annum, principal
   installments due in six bi-annual installments
   from the date of the note                         $        -
Note payable to Golden Star issued in
  March 2006, which held the option to
  purchase the Company's Orovi Ghana
  investment, due September 30, 2006 at 0%
  interest, and the entity had the option
  to apply the note to the purchase price
  of the Orovi Ghana investment                               -
                                                        -------
     Total debt                                               -
       less current portion                                   -
                                                        -------
Total debt                                              $     0
                                                        =======

Interest expense of $0, $0, $1,200 and $4,431 was recorded on the notes above for the three and nine months ended March 31, 2008 and 2007, respectively.

In June 2006, Golden Star Resources (LTV) ("Golden Star") agreed to purchase the Orovi Ghana investment from the Company, at which time the note payable of $145,690 was fully applied to the purchase price (Note 12 - Orovi Ghana Investment).

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

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

Going Concern and Management's Plan
The Company has historically relied on its ability to raise money through debt and the sales of investment equity interests to meet its cash flow requirements. The Company has cash available in the amount of approximately $36,134 as of March 31, 2008. However, the Company has adopted a plan to discontinue all of its operating subsidiaries as of June 30, 2008. As a result, the Company will need additional funds to meet the development and exploratory opportunities until sufficient cash flows are generated to sustain the pursuit of operations.

Operating Leases
We lease office space and equipment under noncancelable operating leases with terms of three years. The following is a schedule by years of future minimum rentals under the leases for the 12 month periods ending March 31:

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

Year                                        Amount
  ----                                        ------
  2009                                       $ 22,329
  2010                                         20,092
  2011                                         20,608
  2012                                         15,276
  2013 and thereafter                               -
                                             --------
  Total                                      $ 78,305
                                             ========

The Company recognized rental expense of $11,439, $30,408, $11,187, and $32,403 for the three and nine months ended March 31, 2008 and 2007, respectively. The Company occupies its Englewood, Colorado facility under a rental agreement that has a lease term that expires in December 2008. On October 1, 2008, the Company entered into an agreement to extend the lease term for an additional 36 months ending December 2011. On August 15, 2008, the Company entered into an operating lease agreement to lease a copier for 39 months ending October 2011.

The Company subleases space in its office to two tenants. Sublease income for the three and nine months ended March 31, 2008 and 2007 were $12,300, $19,300, $4,000 and $15,215, respectively. All sublease income is treated as a reduction in rent expense.


9.  Discontinued operations

The following foreign subsidiaries have been abandoned or sold and are classified as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the
Impairment or Disposal of Long-lived Assets as of March 31, 2008.

Titan Processors (Pty) (Ltd)
In June 2006, the Company decided to abandon the Titan Processors subsidiary. The Company decided to abandon the Tantalum project undertaken by the subsidiary as a result of poor results and unfeasibility of the process. The full investment was written off in the fourth quarter of fiscal 2007. Titan's pretax loss, reported in discontinued operations, for the three and nine months ended March 31, 2007, was $0.

Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd)
In December 2006, the Company concluded a written share sale agreement with Golden Falls Trading 565 Ltd to sell its sole 66.7% interest in the VanMag consolidated entity to an unrelated third party. The Company decided to sell the subsidiary as it was able to realize a substantial gain on the original investment. The original selling price was $9,000,000, which was subsequently revised through a number of addendums. The assets sold consist primarily of prepaid royalties, and

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

the buyer also assumed accrued interest on intercompany loans. VanMag's pretax income, reported in discontinued operations, for the three and nine months ended March 31, 2007 was $189,896 and $295,115, respectively. The entity has been classified as discontinued operations for the three and nine months ended March 31, 2007.

Diamonaire Exploration (Pty) (Ltd)
As of June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. Diamonaire's pretax income (loss), reported in discontinued operations, for the three and nine months ended March 31, 2008 and 2007 was $(280,633), $(828,881), $(280) and $(70,897),
respectively. The entity has been classified as discontinued operations for the three and nine months ended March 31, 2008 and 2007.

The assets and liabilities of the discontinued operations are presented separately under the captions "Assets of discontinued operations" and "Liabilities of discontinued operations" in the accompanying Balance Sheets.

                                               As of March 31, 2008
                                               --------------------
                                                       Diamonaire
                                                       ----------
Assets of discontinued operations:
Current assets                                         $  13,348
Long term assets                                               -
                                                       =========
Total assets                                           $  13,348
Liabilities of discontinued division:
Current liabilities                                    $ 732,224
Long term liabilities                                          -
                                                       ---------
Total liabilities                                      $ 732,224
                                                       =========

                                               As of March 31, 2007
                                               --------------------
                                                      Diamonaire
                                                      ----------
Assets of discontinued operations:
Current assets                                          $ 40,814
Long term assets                                               -
                                                        --------
Total assets                                            $ 40,814

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

Liabilities of discontinued operations:
Current liabilities                                     $ 37,466
Long term liabilities                                          -
                                                        --------
Total liabilities                                       $ 37,466
                                                        ========

The accompanying table illustrates the reporting of the discontinued operations on the face of the Statements of Operations for the three and nine month periods ended March 31, 2008 and 2007.

                                              For the Three Month Period
                                                 Ended March 31, 2008
                                              --------------------------
                                         VanMag      Diamonaire        Total
                                         -------     ----------        -----
Gain on sale of subsidiary                       -             -            -
Provision for income taxes                       -             -            -
                                          --------    ----------   ----------
Gain on sale of subsidiary, net of taxes         -             -            -
Discontinued operations:
Loss from operations of discontinued
 Operations                               $      -    $ (280,633)  $ (280,633)
Income tax benefit                               -       114,779      114,779
                                          --------    ----------   ----------
Loss on discontinued operations           $       -   $ (165,854)  $ (165,854)
                                          ---------   ----------    ---------

                                     For the Nine Month Period Ended March 31, 2008
                                     ----------------------------------------------
                                     VanMag          Diamonaire          Total
                                     -------          ----------          -----
Gain on sale of subsidiary                   -                 -               -
Provision for income taxes                   -                 -               -
                                     ---------        ----------          ------
Gain on sale of subsidiary,
 net of taxes                                -                 -               -
Discontinued operations:
Loss from operations of
 discontinued operations             $       -         $ (828,881)   $ (828,881)
Income tax benefit                           -            339,012       339,012
                                     ---------         ----------    ----------
Loss on discontinued operations      $       -         $ (489,869)   $ (489,869)
                                     ---------         ----------    ---------



Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

                                    For the Three Month Period Ending March 31, 2007
                                    ------------------------------------------------
                                     Diamonaire            VanMag         Total
                                     ----------            -------         -----
Gain on sale of subsidiary                     -                -               -
Provision for income taxes                     -                -               -
                                      ----------         --------      ----------
Gain on sale of subsidiary, net of
 taxes                                         -                -               -
Discontinued operations:
Income (loss) from operations of
 discontinued operations               $   (280)         $ 189,896      $ 189,616
Income tax benefit                             -           (38,406)       (38,406)
                                       ---------         ---------      ---------
Income (loss on discontinued
 operations)                           $   (280)         $ 151,490      $ 151,210
                                       --------          ---------      ---------

                                   For the Nine Month Period Ending March 31, 2007
                                   -----------------------------------------------
                                   Diamonaire           VanMag              Total
                                   ----------           -------              -----
Income from continuing operation
 before income taxes                            -         7,906,929      7,906,929
Provision for income taxes                      -        (3,011,717)    (3,011,717)
                                         --------        ----------     ----------
Income from continuing operations               -         4,895,212      4,895,212

Discontinued operations:
Income (loss) from operations of
discontinued operations                 $ (70,897)      $ 295,115        $ 224,218
Income tax benefit                         67,403         (38,406)          28,997
                                        ---------       ---------        ---------
Income (loss) on discontinued
 operations                             $  (3,494)       $ 256,709       $ 253,215
                                        ---------        ---------       ---------

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

                                 For the Nine Month Periods   For the Three Month Periods
                                        Ended March 31,               Ended March 31,
                                   2008           2007           2008             2007
                                 --------------------------   ---------------------------
Income (loss) from continuing
 operations                    $    33,371    $(1,040,979)      $  8,366      $  32,299
                               ===========    ===========       ========      =========
Weighted-average number of
 common shares outstanding
 - Basic                       21,477,550      20,377,550     21,477,550     20,377,550
Effect of dilutive securities
 - Stock options                  102,190               -              -              -
Weighted-average number of
 common shares outstanding
 - Diluted                     21,579,740      20,377,550     21,477,550     20,377,550
                               ==========      ==========     ==========     ==========
Net earnings per share from
 continuing operations:
  Basic                          $   0.00         $ (0.05)        $ 0.00         $ 0.00
                                 ========         =======         ======         ======
  Diluted                        $   0.00         $ (0.05)        $ 0.00         $ 0.00
                                 ========         =======         ======          =====

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

                                                        2008              2007
                                                        ----              ----
Options to purchase common stock                          -          1,230,000

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

During the year ended June 30, 2007, we issued 1,100,000 shares to a consultant for services rendered. The shares were valued at a discount to market price since they were not free-trading shares.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

Stock options
In May 2004, we granted a Director an option to purchase 1,000,000 shares of our common stock at $.13 per share. The options vest immediately and expire five years from the grant date. The fair value of the options were estimated at $22,000. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate                   2.50%
Volatility                                 101%
Dividend                                   -0-
Weighted average expected life            5 years

The following schedule summarizes our stock option activity:

                                             Weighted     Weighted
                                              Average      Average    Aggregate
                                             Exercise     Remaining   Intrinsic
                                   Options     Price        Term         Value
                                   -------   --------     ---------   ---------
Outstanding at June 30, 2005      1,230,000    $0.13         3.55       $    -
                                  =========    =====         ====       ======
Options granted                           -        -            -            -
Options exercised                         -        -            -            -
Options expired                           -        -            -            -
                                  ---------    -----         ----       ------
Outstanding at March 31, 2006     1,230,000    $0.13         2.80      $12,300
                                  =========    =====         ====      =======
Options granted                           -        -            -            -
Options exercised                         -        -            -            -
Options expired                           -        -            -            -
                                  ---------    -----         ----      -------
Outstanding at March 31, 2007     1,230,000    $0.13         1.80      $     -
                                  =========    =====         ====      =======
Options granted                           -        -            -            -
Options exercised                         -        -            -            -
Options expired                    (230,000)       -            -            -
                                  ---------    -----         ----      -------
Outstanding at March 31, 2008     1,000,000    $0.13         1.10      $     -
                                  =========    =====         ====      =======

12.  Orovi Ghana Investment

Orovi Ghana Ltd. ("OGL") had a license granted by the Republic of Ghana to prospect for gold on certain land located in an undeveloped gold property in the western region of Ghana. In October 2004, Golden Star advanced to us $200,000 to extend an existing option agreement to acquire a 100 percent interest in the prospecting license held by OGL.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of March 31, 2008 and June 30, 2007 and
For the Three and Nine Month Periods Ended March 31, 2008 and 2007

The $200,000 was to be applied to the purchase of the prospecting license. The purchase price was to be determined based on an engineering reserve report.

On July 12, 2005, we agreed with Golden Star on a purchase price to sell the prospecting license of $470,000, net of costs and expenses. On July 12, 2005, Golden Star advanced an additional $145,690 to us as a note payable, with the option of applying the amount towards the purchase of the prospecting license. As security for the advance, we gave Golden Star a first lien on all of the issued and outstanding shares of Orovi Ghana Ltd. held by the Company. Upon execution of the agreement, we gave Golden Star the share certificates of Orovi Ghana,
(Pty) Ltd. together with a deed of transfer and an undated stock transfer. The transaction closed on April 7, 2007, and the purchase price is organized as follows:

Purchase price                                  $   470,000
Deposits from the Buyer to the Company             (200,000)
Payments made directly by the Buyer                (107,145)
Note payable applied to purchase price             (145,690)
                                                -----------
Final payment made to Pinnacle by the Buyer     $    17,165
                                                ===========


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

Basis of Presentation of the Financial Statements

Our financial statements include those of our parent company and our wholly owned South African subsidiary Diamonaire Exploration (Pty) Ltd) (Diamonaire) and our 66 2/3 owned subsidiary Vanadium and Magnetite Exploration & Development Co. (Pty) Ltd) (VanMag). Our financial statements also include the accounts of Titan Processors (Pty) Ltd) (Titan), also a South African company, which is controlled by members of our board of directors. Titan was abandoned as of June 30, 2006 and all assets were written down to zero. In November 2007, we paid $50,000 to settle all remaining liabilities of Titan. We sold our interest in VanMag in July 2007. In June 2008, we adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue.

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

Results of Operations

At June 30, 2008, we had sold or adopted a plan to discontinue all of our natural resource operations. Our activities during fiscal 2008 have been limited to the activities of our Diamonaire subsidiary, searching for new business opportunities and collecting the remaining receivable related to the sale of our VanMag subsidiary. In October 2008 we collected $1,584,740 of this receivable and amended the terms to provide for the balance to be paid in US dollars. We expect to collect the $3.75 million balance of the sales price during fiscal 2009, although the uncertain economic conditions may delay some or all of amounts that we collect into future years.

Three month periods ended March 31, 2008 compared to three month period ended March 31, 2007

Net (loss) for the three month period in 2008 totaled ($157,488) compared to net income of $183,509 in the three month period in 2007. This change resulted mainly from the (loss) from our discontinued operations of $(165,854) in the 2008 period compared to income from discontinued operations of $151,210 in 2007 period.

Operating expenses for the three month period ended March 31, 2008 were $107,292 compared to $28,334 for the same period in 2007. Salaries increased from $15,000 in 2007 to $48,000 in 2008 due to salary increases and bonuses given to executive management after the sale of our interest in VanMag in December 2006.

Professional fees increased from $1,555 for the three month period ended March 31, 2007 to $26,021 for the same period in 2008 due to audit fees in 2008. We did not have an audit of our financial statements in the prior year.

General and Administrative expense in the three month period in 2008 was $33,271 compared to $11,779 in 2007. This increase was a result of the start of investor and public relations activities.

We had no Interest expense, either to related and third parties in 2007 as we repaid our third and related parties debts in fiscal 2007.

For the three month period ended March 31, 2008, we incurred related party expenses of $1,500 compared to $20,750 for the same period in 2007. These amounts were paid to affiliated companies for consulting services. Our CEO and CFO are executives with the affiliated companies. The decrease in related party expenses was due to the sale of VanMag and decrease in the need for consulting services relating to its business. These amounts are included in the loss from discontinued operations.


Inflation has not affected our operation.

Nine month period ended March 31, 2008 compared to nine month period ended March 31, 2007
Net loss for nine month period in 2008 totaled $456,498 compared to net income of $4,107,448 in the same period in 2007. This change resulted mainly from the net gain of $4,895,212 in 2007 from the sale of our 66 2/3% interest in VanMag.

We recorded a deferred tax expense of $3,9501,649 in the nine month period in 2007 related to the sale of VanMag which we are treating as an installment sale for tax purposes. We will recognize the gain on this transaction for tax purposes as we receive payments on the note related to this transaction.

Operating expenses for the nine month period ended March 31, 2008 were $323,184 compared to $62,841 for the same period in 2007. Salaries increased from $20,046 in 2007 to $186,000 in 2008 due to salary increases and bonuses given to our executive management.

Professional fees increased substantially from $3,428 for the nine month period ended March 31, 2007 to $48,778 for the same period in 2008 due to audit fees incurred in 2008. We did not have an audit of our financial statements in the prior year.

General and Administrative expense in the nine month period in 2008 was $88,406 compared to $38,917 in the same period in 2007. We commenced public and investor relations activities in 2007 after we received a portion of the proceeds of the sale of VanMag.

For the nine month period ended March 31, 2008, we incurred related party expenses of $62,500 compared to $41,800 for the same period in 2007. These amounts were paid to affiliated companies for consulting services. Our CEO and CFO are executives with the affiliated companies. The increase in related party expenses was due to the need for consulting services relating to VanMag prior to its sale. These amounts are included in the loss from discontinued operations.

Liquidity

March 31, 2008 compared to June 30, 2007
In the nine month period in 2008, our ability to generate adequate amounts of cash to meet our needs came from the sale of our subsidiary, VanMag. During the nine month period in 2008, we relied on cash reserves related to the sale of VanMag in December 2006. Our cash position decreased from $1,022,489 at June 30, 2007 to $36,134 at March 31, 2008, primarily due to cash used in both our continuing and discontinued operations of $1,025,186 during the nine month period ended March 31 2008. We will rely on our cash reserves, the collection of our receivable from the sale of VanMag, our bank line of credit and advances from principal shareholders to fund operations.

In October 2008, we collected $1,584,740 of the receivable related to the sale of VanMag and restructured the balance to be paid in US dollars. We used $739,545 of this amount to satisfy liabilities of Diamonaire, which we elected to discontinue at June 30, 2008.

In November 2008, the Company made loans to two companies totaling $400,000. One note is in the principal amount of $250,000, has certain financial assets as collateral, bears interest at 6.87% per annum, and has principal and interest due in one year. The second loan bears interest at 10% per annum, is without collateral, and is due in one year. The two companies are assisting the Company in connection with additional business opportunities

Discontinued operations

Titan Processors (Pty) (Ltd)

In June 2006, we determined to abandon the Titan Processors subsidiary. We decided to abandon the Tantalum project undertaken by the subsidiary as a result of poor results and unfeasibility of the process.

Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd)

In January, 2007, we concluded a written share sale agreement with Golden Fall. Trading 565 Ltd to sell our 662/3% interest in the VanMag consolidated entity to an unrelated third party. We decided to sell the subsidiary as we were able to realize a substantial gain on the original investment. The original selling price was $9,000,000, which was subsequently revised through a number of addendums. The assets sold consist primarily of prepaid royalties, and the buyer also assumed intercompany loans, including accrued interest. VanMag's pretax income, reported in discontinued operations, for the three and nine month periods ended March 31, 2008 and 2007, was $-0-, $151,490, $-0-, and $256,709, respectively. The entity has been consolidated but classified as discontinued operations for the three and nine month periods ending March 31, 2008 and 2007.

Diamonaire Exploration (Pty) (Ltd)

As of June 2008, we adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. Diamonaire's pretax (loss) income, reported in discontinued operations, for the three month periods ended March 31, 2008 and 2007 was $(280,633), $(828,881), $(280) and $(70,897), respectively. The entity has been consolidated but classified as discontinued operations for the three and nine month periods ending March 31, 2008, and 2007.

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


Item 4T.  Controls and Procedures.

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures effective as of March 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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