Form 10-K
period 2008-06-30
PINNACLE RESOURCES INC
filed 2009-02-13
CIK 1043825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2008
For the fiscal year ended June 30, 2007
For the fiscal year ended June 30, 2006
OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

Commission file number: 0-22965

Pinnacle Resources, Inc.
(Exact name of registrant as specified in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act
Yes [  ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Pinnacle was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ]
Non-accelerated filer [  ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.00001 par value common stock held by non-affiliates of the Registrant was approximately $690,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 31, 2008, 2007 and 2006 was 21,477,550, 21,477,550 and
20,377,550 shares of its $.00001 par value common stock, respectively.

No documents are incorporated into the text by reference.

Pinnacle Resources, Inc.
Form 10-K
For the Fiscal Year Ended June 30, 2008
For the Fiscal Year Ended June 30, 2007
For the Fiscal Year Ended June 30, 2006
Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               7
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  7
ITEM 2.  PROPERTIES                                                 7
ITEM 3.  LEGAL PROCEEDINGS                                          8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        8

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      9
ITEM 6.  SELECTED FINANCIAL DATA                                   10
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     10
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    13
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               14
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     45
ITEM 9A. CONTROLS AND PROCEDURES                                   45
ITEM 9B.  OTHER INFORMATION                                        45

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       46
ITEM 11.  EXECUTIVE COMPENSATION                                   49
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             49
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   51
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   51

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  53

PART I

ITEM 1  BUSINESS

General
Pinnacle Resources, Inc. was incorporated under the laws of the State of Wyoming on January 6, 1995 under the name of Claremont House, Corp. On June 26, 1997, the Articles of Incorporation were amended to change the name to Pinnacle Resources, Inc., to increase the authorized common to 875 million shares at a par value of $0.00001, and to authorize 2,000,000 Preferred Shares with a par value of $0.01 per share.

The registrant is a diversified natural resource company that has operated principally in Africa. Overall supervision, coordination and financial control are maintained by its executive staff from its corporate headquarters located at 9600 East Arapahoe Road, Suite 260, Englewood, Colorado. As of June 30, 2008, the registrant had two employees.

During the past five years the registrant has explored a number of prospects both in Africa, Mexico and the United States and has been engaged in development, building and production on the following projects:

1) a gold concession in Ghana, West Africa
2) a tantalum refinery in South Africa
3) a vanadium-bearing iron ore deposit in the Limpopo Province, South
Africa and
4) technology development for the mining of diamonds along the west coast of South Africa.

Ghana Gold - In 2003, the registrant purchased a 20,000-acre gold concession in the Ashanti Gold Belt of Ghana. After having completed a limited exploration program, the registrant indicated the presence of gold mineralization on the concession, but concluded that any possible reserves that could be expected to be proven would not be large enough to justify the building of a stand-alone mine and mill. In 2005, management decided to sell the project to a neighboring producer who had an operating mill in place. The total purchase price was $470,000. The registrant received the final payment for the sale in 2007.

Tantalum - In March 2002, the registrant had acquired certain proprietary and patented know-how and technology that could separate tantalum as high-purity tantalum pentoxide from complex tantalum ores. Tantalum pentoxide is used to manufacture high-strength steel and electronic components mainly for televisions and cell phones. The registrant formed Titan Processors (Pty) Ltd. (SA) and built a pilot plant in Johannesburg, South Africa. Initial success led the registrant to expand the tantalum refinery and to begin processing tantalum ores produced by artisanal miners from the Congo, Mozambique and Zimbabwe.

Problems arose in the control of product grade to meet specifications of the buyers of the tantalum pentoxide, and the unavoidable decision was made to halt production and further research and development of the process. In June 2006, the registrant sold all of the assets of Titan

Processors in consideration of the forgiveness of debts and payables it had incurred during the building and operating of the plant valued at $846,544.

Vanadium/Iron Ore - In June 2000, the registrant acquired 100 percent ownership of Vanadium and Magnetite Exploration and Development (Pty) Ltd., a South African corporation, which held a prospecting license to explore a previously-drilled, vanadium-bearing iron ore (magnetite) deposit located in the Limpopo Province of South Africa. This property had become available as a result of a divestment order by the new post-apartheid government which forced the international major mining companies to shed their excess ore reserves.

The prospecting license covers 17,188 acres within the Bushveld Complex, a region that accounts for 50 percent of the world's vanadium supply. They host a 6-meter thick main bed of magnetite, approximately 17 kilometers in strike length. The drill-indicated resource contained in the main magnetite layer to a depth of only 80 meters is estimated to be 100 million tons of magnetite containing 1.67 million tons of vanadium pentoxide. When the registrant's sampling and testing confirmed the development results obtained by the previous owner, the registrant decided to go forward and apply for a mining license.

In February 2003, the registrant sold 33 1/3 percent of VanMag to Corridor Mining Resources, who represented themselves as a Black Economic Empowerment (BEE) group. Newly drafted South African mining law requires that Previously Disadvantaged [blacks] Persons (PDPs) must be given the right to participate in natural resource projects to the minimum extent of 26 percent. In April 2006, VanMag was granted an "old-order" mining right under a mining license. The "old-order" right must be converted to a "new-order" mining right by May 2009 and the Application for Conversion is currently being assembled by professional consultants and mining services administrators in South Africa.

The registrant's management determined that their shareholders would be better served if they could realize more immediate benefits than could be anticipated if the registrant were to undertake the long-range administrative and financial burdens that the building of a mine and smelter would entail. In December 2006, the registrant entered into a Share Sale Agreement with an Australian mining house to sell the registrant's 66 2/3 percent interest in VanMag. The registrant received $3.4 million in 2007, $845,200 in 2008 and expects to receive a final installment payment of $3.75 million in February 2009.

Diamonds. Since the beginning of 2003, the registrant has financed the development and building of a new, patented ocean diamond recovery technology called AquaWalker. The equipment and technology are owned by Diamonaire (Pty) Ltd., the registrant's wholly owned South African subsidiary.

The AquaWalker and attending AquaSweepers were designed to recover diamond-bearing gravels lying on the shallow ocean floor alongside the west coast of South Africa. These gravels have been known to be diamondiferous, but had been inaccessible to the conventional boat and diver method of recovery. Turbulent wave action and strong currents in this ocean surf zone have prevented boats and divers to operate in this environment.

In July 2004, Diamonaire's contractor began applying the new mining equipment and technology. The operations continued intermittently until the present. The original equipment and technology required numerous modifications which prevented the contractor from achieving continuous operations. Although some diamonds were recovered, Diamonaire had been operating under increasing cost pressures. Rising input costs, labor and supplies, coupled with falling prices for raw diamonds led to the registrant's decision in June 2008 to adopt a plan to discontinue the Diamonaire operation. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue.

Operating Strategy
Going forward the registrant plans to continue to prospect for opportunities in the natural resource business sector, but also to look at opportunities in other industries.

In the past, the registrant's limited capital resources restricted the registrant to looking to find and buy undervalued assets and limited the registrant to spend relatively small amounts on development and then to sell out to realize capital transaction gains._ In the future, the registrant will seek operating-income producing properties to grow shareholder value.

Subsidiaries
Vanadium and Magnetite Exploration and Development (Pty) Ltd. (VanMag), a South African Corporation, is owned 66.7 percent by the registrant and Diamonaire Pty Ltd., a South African Corporation, is owned 100 percent by the registrant.

Other Information
Other than the registrant's normal office overhead, the registrant has no plans, arrangements or pre-planned financing commitments for which it is obligated

The registrant has no pre-arranged financing with any other prospects. The registrant has not made any prior commitments, or any understandings, with any third parties, or any of its affiliated entities, such as Victory Minerals or Re-Group, Inc. for financing or participation. Additionally, the registrant does not have any plans, arrangements, commitments or understandings to pay any finders' fees to any person or entity.

The registrant does not have any plans, arrangements, commitments or understandings to obtain an interest in an operating producing mine or oil, gas or mineral property owned by a mining or energy-related company.

Competition
The registrant is, and will remain for the foreseeable future, an insignificant participant among those firms that are also engaged in the business of the registrant. There are many established entities and financial concerns which have significantly greater financial and personnel resources and technical expertise than the registrant.
Management will rely upon their own ability to generate potential lending candidates through their own personal industries in which management has had prior experience. In view of the registrant's extremely limited resources, we expect to continue to be at a significant competitive disadvantage compared to our competitors.

Federal and/or State Regulation
The registrant is not subject to any U.S. federal and/or state regulation.

Seasonal Nature of Business Activities
The registrant's business activities are not seasonal.


ITEM 1A.  RISK FACTORS

Not applicable


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable


ITEM 2.  PROPERTIES

The registrant's executive officers are located at 9600 E. Arapahoe Road, Suite 260, Englewood, Colorado 80112. The registrant pays $2,900 rent per month for its office space and currently subleases two offices for $3,000 per month including sublessees' use of the office copier, fax, and telephone. The registrant's offices consist of approximately 1,500 square feet of executive office space and secretarial area. Management believes that this space will meet the registrant's needs for the foreseeable future.

Through its 66 2/3 percent owned subsidiary, VanMag, the registrant holds an exclusive 30-year mineral lease on five contiguous farms near Potgietersrus, South Africa. This property is currently under a sales contract.

Through its 100 percent owned Diamonaire Pty Ltd, the registrant owns certain intellectual property, tools and mining equipment. Since these assets are non-productive and impaired they have only salvage value, if any.

Until April 20, 2007, Pinnacle, through its shareholding in Orovi Ghana Ltd., held a gold prospecting license on the Riyadh concession in the central district of the Republic of Ghana.

In August 2008, Pinnacle purchased two unpatented lode mining claims in the Tomichi Mining District of Colorado for $21,000.


ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information. Registrant's common shares are listed in the over-the-counter market in the "pink sheets" under the symbol PNRR.PK. As of June 30, 2008, there was only a limited market for registrant's common shares.

The following table sets forth the range of high and low bid quotations for the registrant's common stock for each quarter of the last two fiscal years. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.
Quarter Ended                  High Bid     Low Bid
   9/30/05                       .14          .06
   12/31/05                      .25          .04
   3/31/06                       .16          .05
   6/30/06                       .14          .05
   9/30/06                       .10          .04
   12/31/06                      .09          .01
   3/31/07                       .07          .04
   6/30/07                       .16          .05
   9/30/07                       .16          .06
   12/31/07                      .12          .07
   3/31/08                       .08          .04
   6/30/08                       .08          .04

b) Holders. At June 30, 2006, 2007 and 2008, there were 183, 204 and 222 shareholders of the registrant, respectively.

c) Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f) Sale of unregistered securities. During the year ended June 30, 2006, we issued 1,292,500 shares of common stock to satisfy notes payable outstanding to related parties. The shares were valued at a discount to market price since they were not free-trading shares.

During the year ended June 30, 2006, we issued 900,000 shares to a consultant for services rendered. The shares were valued at a discount to market price since they were not free trading shares.

During the year ended June 30, 2007, we issued 1,100,000 shares to a consultant for services rendered. The shares were valued at a discount to market price since they were not free trading shares.

In May 2004, we granted R. A. Hildebrand, an officer and director, an option to purchase 1,000,000 shares of our common stock at $.13 per share. The options vested immediately and expire five years from the grant date. The fair value of the options were estimated at $22,000.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuers and affiliated purchasers. None.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presentation of our management's discussion and analysis should be read in conjunction with the financial statements and other financial information included elsewhere in this report.

Basis of Presentation of the Financial Statements

Our financial statements include those of our parent company and our wholly owned South African subsidiary; Diamonaire Exploration (Pty) Ltd. and our 66 2/3% percent owned subsidiary, Vanadium and Magnetite Exploration & Development Co. (Pty) Ltd (VanMag). Our financial statements also include the accounts of Titan Processors (Pty) Ltd), also a South African company, which is controlled by members of our board of directors. Titan was abandoned as of June 30, 2006 and all assets were written down to zero. In November 2007, we paid $50,000 to settle all remaining liabilities of Titan. We sold our interest in VanMag in July 2007. In June 2008, we adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue.

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

Results of Operations

At June 30, 2008, we had sold or adopted a plan to discontinue all of our natural resource operations. Our activities during fiscal 2008 have been limited to winding down the activities of our Diamonaire subsidiary, searching for new business opportunities and collecting the remaining receivable related to the sale of our VanMag subsidiary and searching for new business opportunities. In October 2008, we collected $1,584,740 of this receivable and amended the terms to provide for the balance to be paid in US dollars. We expect to collect the $3.75 million balance of the sales price during fiscal 2009, although the uncertain economic conditions may delay some or all of amounts that we collect into future years.

Year ended June 30, 2008 compared to year ended June 30, 2007
Net (loss) for fiscal year 2008 totaled ($1,645,960) compared to net income of $4,374,860 in fiscal year 2007. This increase in loss resulted mainly from the gain of $4,953,265 recorded in 2007 from the sale of VanMag, and the gain of $362,855 from the sale of our investment in Orovi Ghana. The net gain on the sale of our interest in VanMag has been recorded as gain on sale of discontinued operations. Additionally, we restructured the sale of VanMag in November 2008 which resulted in a gain of $787,037. The loss from our discontinued operations increased from $760,149 in 2007 to $904,149 in 2008.

Operating expenses for the year ended June 30, 2008 were $493,520 compared to $268,138 for the year ended June 30, 2007. Salaries increased from $148,956 in 2007 to $242,000 in 2008 due to bonuses given to executive management in 2008.

Professional fees increased from $22,618 for the year ended June 30, 2007 to $135,528 for the year ended June 30, 2008 due to audit fees in 2008. We did not have an audit of our financial statements in the prior year.

General and Administrative expense in 2008 was $115,992 compared to $96,564 in 2007. This increase was a result of an increase of $13,752 in public and investor relations activities in 2008, and an increase in payroll taxes of $11,098 related to the increase in our salaries. We increased our investor and public relations activities after we received a portion of the proceeds of the sale of VanMag.

Interest income decreased from $16,840 in 2007 to $6,057 in 2008 as a result of the decrease in our cash deposits between the two years.

We had no interest expense, either to related and third parties in 2008 as we repaid our third and related parties debts in fiscal 2007.

For the year ended June 30, 2008, Pinnacle incurred related party expenses of $32,500 compared to $268,370 for the year ended June 30, 2007. These amounts were paid to affiliated companies for consulting services. Our CEO and CFO are executives with the affiliated companies. The decrease in related party expenses was due to the sale of VanMag and decrease in the need for consulting services relating to its business. These amounts are included in the loss from discontinued operations.

We recorded a deferred tax benefit related to our net operating loss carryforward and the loss on our investment in Diamonaire. The next deferred tax benefit that we recorded in 2008 was $856,283 compared to a deferred tax liability in 2007 of $1,947,730. These amounts are both the result of deferred tax items, and therefore we did not have a currently payable tax liability in 2007 nor will we receive a refund related to our 2008 operations.

Inflation has not affected our operation. However, the impact of a weakening Rand compared to the US dollar has resulted in currency translation effects of $130,332 for the year ended June 30, 2008. This amount is recorded as other comprehensive income. We recorded no similar amounts in prior years.

Year ended June 30, 2007 compared to year ended June 30, 2006
Net income for fiscal year 2007 totaled $4,374,860 compared to net income of $366,600 in fiscal year 2006. This increase of $4,008,260 resulted mainly from the gain of $4,953,265 in 2007 from the sale of our interest in VanMag and the gain on the sale of our investment in Orovi Ghana of $362,855, also in 2007.

We recorded a deferred tax benefit of $1,268,997 in 2006 related to the 2006 and prior years net operating loss carryforward that was used to offset the tax gain that we recorded in 2007 on the sale of VanMag and Ghana Orovi. We recorded a deferred tax expense of $1,947,730 in 2007 related to the sale of VanMag which we are treating as an installment sale for tax purposes. We will recognize the gain on this transaction for tax purposes as we receive payments on the note related to this transaction.

Operating expenses for the year ended June 30, 2007 were $268,138 compared to $339,153 for the year ended June 30, 2006. Salaries increased from $89,980 in 2006 to $148,956 in 2007 due to salary increases given to our executive management.

Professional fees decreased substantially from $199,615 for the year ended June 30, 2006 to $22,618 for the year ended June 30, 2007 due to engineering fees of $170,000 incurred in 2006 related to the evaluation of a gasification project that was not consummated. We incurred no similar costs in 2007.

General and Administrative expense in 2007 was $96,564 compared to $49,558 in 2006, an increase of 49%. We commenced public and investor relations activities in 2007 after we received a portion of the proceeds of the sale of VanMag. These costs in 2007 were $38,334. The balance of the increase in 2007 resulted in an increase in our rent expense.

For the year ended June 30, 2007, Pinnacle incurred related party expenses of $268,370 compared to $44,200 for the year ended June 30, 2006. These amounts were paid to affiliated companies for consulting services. Our CEO and CFO are executives with the affiliated companies. The increase in related party expenses was due to the need for consulting services relating to VanMag prior to its sale. These amounts are included in the loss from discontinued operations.

Liquidity

Year ended June 30, 2008 compared to year ended June 30, 2007
In fiscal 2007, our ability to generate adequate amounts of cash to meet our needs came from the sale of our subsidiary, VanMag. During fiscal year 2008, we relied on cash reserves related to the sale of VanMag in 2007. Our cash position decreased from $1,022,489 at June 30, 2007 to $207,250 at June 30, 2008, primarily due to cash used in both our continuing and discontinued operations of $833,496 during 2008. We will rely on our cash reserves, the collection of our receivable from the sale of VanMag, the Company's bank line of credit, and advances from principal shareholders to fund operations.

In October 2008, we collected $1,584,740 of the receivable related to the sale of VanMag and restructured the balance to be paid in US dollars. We used $739,545 of this amount to satisfy the liabilities of Diamonaire, which we elected to discontinue at June 30, 2008. In November 2008, we entered into a preliminary agreement to acquire certain agricultural properties in New Zealand. We advanced $400,000 which will be used as part of the purchase price of these properties if the transaction is consummated. This amount will be returned to us if we do not consummate the acquisition.

For the year ended June 30, 2007, we had recorded OCI of $130,332 as a result of the decrease of the value of the Rand compared to the U.S. dollar. We had no similar amounts in prior years.

As a result of the sales of investments in 2008, we had net cash provided by investing activities of $18,257 for the year ended June 30, 2008, compared to cash used in investing activities of $129,866 for the year ended June 30, 2007.

For the year ended June 30, 2008, we did not pursue any financing activities. Comparatively, for the year ended June 30, 2007, we made payments on debt of $94,672 and payments on debt-related parties of $168,000 resulting in net cash used by financing activities of $262,672.

Year ended June 30, 2007 compared to years ended June 30, 2006
In fiscal 2007, our ability to generate adequate amounts of cash to meet our needs came from the sale of our subsidiary, VanMag. During fiscal year 2006, we relied on proceeds from loans and advances from officers of Pinnacle. Our cash position increased from $1,440 at June 30, 2006 to $1,022,489 at June 30, 2007.

For the year ended June 30, 2007, we had net cash used in investing activities of $34,566 compared to $68,924 for the year ended June 30, 2006.

For the year ended June 30, 2007, we made payments on debt of $94,672 and payments on debt-related parties of $168,000 resulting in net cash used by financing activities of $262,672. Comparatively, for the year ended June 30, 2006, we received proceeds from loans and loans-related parties of $4,672 and $55,000, respectively and made payments on our debt of $49,310. As a result, we had net cash used by financing activities of $19,638 for the year ended June 30, 2006.

Discontinued operations

Titan Processors (Pty) (Ltd)
In June 2006, we determined to abandon the Titan Processors subsidiary. We decided to abandon the tantalum project undertaken by the subsidiary because of poor results and unfeasibility of the process. Titan's pretax (loss) income, reported in discontinued operations, for the year ended June 30, 2007 and 2006, was $(968,442) and $252,720, respectively.

Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd)
In January, 2007, we concluded a written share sale agreement with Golden Fall Trading 565 Ltd to sell its 66 2/3% interest in the VanMag. We decided to sell the subsidiary as we were able to realize a substantial gain on original investment. The original selling price was $9,000,000, which was subsequently revised through a number of addendums. The assets sold consist primarily of prepaid royalties, and the buyer also assumed intercompany loans, including accrued interest. VanMag's pretax income (loss), reporting in discontinued operations, for the years ended June 30, 2007 and 2006, was $294,064 and $(4,637), respectively. VanMag is classified as discontinued operations for the years ending June 30, 2006 and 2007.

Diamonaire Exploration (Pty) (Ltd)
As of June 2008, we adopted a plan to discontinue operations the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. Diamonaire's pretax (loss) income, reported in discontinued operations, for the years ended June 30, 2008, 2007 and 2006, was $(1,460,879), $58,378 and $(602,466), respectively. The entity has been consolidated but classified as discontinued operations for the years ending June 30, 2006, 2007, and 2008.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pinnacle Resources, Inc.
Index to the Financial Statements

As of June 30, 2008, 2007 and 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

Report of Independent Registered Public Accounting Firm          16
Financial Statements of Pinnacle Resources, Inc.:

  Balance Sheets as of June 30, 2008, 2007 and 2006              17
  Statements of Operations For Each of the Three Years
    in the Period Ended June 30, 2008                            19
  Statements of Stockholders' Equity (Deficit) For Each
    of the Three Years in the Period Ended June 30, 2008         20
  Statements of Cash Flows For Each of the Three Years
    in the Period Ended June 30, 2008                            22
  Notes to Financial Statements                                  24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Pinnacle Resources, Inc.

We have completed the audits of the accompanying balance sheets of Pinnacle Resources, Inc. as of June 30, 2008, 2007, and 2006, and the related statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008. Pinnacle Resource's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Resources, Inc. as of June 30, 2008, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note [8] to the financial statements, the Company will require significant working capital to sustain current operations and to fund new business opportunities. The Company's need for working capital raises substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kelly & Company
Costa Mesa, California
February 13, 2009

Pinnacle Resources, Inc.
Balance Sheets

ASSETS

                                                       As of June 30,
                                                --------------------------------
                                                2008           2007           2006
                                                ----           ----           ----
Current Assets:
  Cash                                        $   207,250    $1,022,489    $    1,440
  Sublease rent receivable                         19,000        10,650         4,200
  Receivable from sale of subsidiary            4,869,610     5,600,000             -
  Investments                                      13,000       105,566        31,000
  Deferred tax asset - current                  1,033,754             -     1,033,067
  Current assets of discontinued operations        23,706        80,008        23,959
                                               ----------    ----------    ----------
Total current assets                            6,166,320     6,818,713     1,093,666
Equipment and leasehold improvements,
 net of accumulated depreciation and
  amortization of $10,242                               -             -             -
Deferred tax asset-long term                            -       177,417       235,930
                                               ----------    ----------    ----------
Total assets                                   $6,166,320    $6,996,130    $1,329,596
                                               ==========    ==========    ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued liabilities     $  181,225    $   86,055    $   30,424
  Line of credit                                        -             -        54,672
  Related party notes payable
   and accrued interest                                 -             -       188,032
  Deposit                                               -             -       300,000
  Current portion of long term debt                     -             -       159,023
  Deferred tax liability - current              1,868,563             -        27,133
  Current liabilities of discontinued
   operations                                     734,176        64,361        55,521
                                               ----------    ----------    ----------
Total current liabilities                       2,783,964       150,416       814,805
                                               ----------    ----------    ----------
Long term debt, less current portion                    -             -        26,667
Deferred tax liability - long term                      -     1,947,730             -
                                               ----------    ----------    ----------
Total liabilities                               2,783,964     2,098,146       841,472
                                               ==========    ==========    ==========
Commitments and contingencies

  Stockholders' equity
  Preferred stock, $0.01 per share par value;
   authorized 2,000,000 shares, issued         $        -    $        -    $        -
   and outstanding -0- shares
   in 2008, 2007 and 2006




Common stock, $.00001 par value,
   875,000,000 shares authorized;
   issued and outstanding 21,477,550,
   21,477,550 and 20,377,550 shares
   in 2008, 2007 and 2006                             215           215           204
Additional paid-in capital                      3,620,514     3,620,514     3,585,525
Other comprehensive income                        130,332             -             -
Retained earnings (accumulated deficit)          (368,705)    1,277,255    (3,097,605)
                                               ----------    ----------    ----------
Total stockholder's equity                      3,382,356     4,897,984       488,124
                                               ----------    ----------    ----------
Total liabilities and stockholders'
 equity                                        $6,166,320    $6,996,130    $1,329,596
                                               ==========    ==========    ==========

The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Statements of Operations

                                                  For the Year Ended June 30,
                                                --------------------------------
                                                2008           2007           2006
                                                ----           ----           ----
Operating expenses:
  Salaries                                    $  242,000    $  148,956    $   89,980
  Professional fees                              135,528        22,618       199,615
  General and administrative                     115,992        96,564        49,558
                                              ----------    ----------    ----------
      Total operating expenses                   493,520       268,138       339,153
                                              ----------    ----------    ----------
Total operating (loss)                          (493,520)     (268,138)     (339,153)
                                              ----------    ----------    ----------
Other income (expense):
  Interest income                                  6,057        16,840            41
  Interest expense                                     -       (11,372)      (26,688)
  Related party interest expense                       -       (12,220)       (1,295)
  Other income                                   (72,310)       55,231        27,957
  Sale of investment- Ghana Orovi                      -       362,855             -
  Restructuring of sale of subsidiary           (560,813)            -             -
                                              ----------    ----------    ----------
      Other income (loss)                       (627,066)      411,334            15
                                              ----------    ----------    ----------
Income (loss) from continuing operations      (1,120,586)      143,196      (339,138)
                                              ----------    ----------    ----------
Income tax (benefit)                            (379,533)      (38,548)   (1,033,067)
                                              ----------    ----------    ----------
Net income (loss) from continuing
 operations                                     (741,053)      181,744       693,929
                                              ----------    ----------    ----------

Discontinued operations:
  Loss on discontinued operations, net of
   taxes                                        (904,907)     (760,149)     (327,329)
  Gain on sale of discontinued operations,
   net of taxes                                        -     4,953,265             -
                                             -----------    ----------    ----------
Net income (loss)                            $(1,645,960)   $4,374,860    $  366,600
                                             ===========    ==========    ==========
Earnings per share - Basic:
  Income from continuing operations          $     (0.03)   $     0.01    $     0.04
  Discontinued operations                          (0.04)         0.20    $    (0.02)
                                             -----------    ----------    ----------
  Net income                                 $     (0.07    $     0.21    $     0.02
                                             ===========    ==========    ==========
Earnings per share - Diluted:
  Income from continuing operations          $     (0.03)   $     0.01    $     0.04
  Discontinued operations                          (0.04)         0.20    $    (0.02)
                                             -----------    ----------    ----------
  Net income                                 $     (0.07    $     0.21    $     0.02
                                             ===========    ==========    ==========




Weighted average number of shares outstanding:
 -Basic                                       21,477,550   20,639,638     19,408,367
                                             ===========    ==========    ==========
 -Diluted                                     21,477,550   20,717,358     19,617,873
                                             ===========    ==========    ==========















The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Statement of Shareholders' Equity

                                                       Common Stock         Additional
                                                   ------------------        Paid-In
                                                  Shares       Amount        capital
                                                ----------   ----------   ----------
Balance, June 30, 2005                           18,185,050   $      182   $3,448,717
  Common shares issued for services               1,200,000           12       59,988
  Common shares issued to satisfy notes
   payable and interest                             700,000            7       54,993
  Common shares issued to satisfy
   related party notes payable and
   interest                                         292,500            3       14,622
  Contribution of officer's payroll                       -            -        7,205
  Net income                                              -            -            -
                                                 ----------   ----------   ----------
Balance, June 30, 2006                           20,377,550          204    3,585,525
  Common shares issued for services               1,100,000           11       34,989
  Net income                                              -            -            -
                                                 ----------   ----------   ----------
Balance, June 30, 2007                           21,477,550          215    3,620,514
  Other comprehensive income                              -            -            -
  Net loss                                                -            -            -
                                                 ----------   ----------   ----------
Balance, June 30, 2008                           21,477,550   $      215   $3,620,514
                                                 ==========   ==========   ==========



PINNACLE RESOURCES, INC.
(Continued)   Statement of Shareholders' Equity


                                                                Retained       Total
                                                               Earnings   Stockholders
                                                 Accumulated  (Accumulated    Equity
                                                    OCI          Deficit)    (Deficit)
                                                  ----------   ----------   ----------
Balance, June 30, 2005                           $        -  $(3,464,205)  $  (15,306)
  Common shares issued for services                       -            -       60,000
  Common shares issued to satisfy notes
   payable and interest                                   -            -       55,000
  Common shares issued to satisfy
   related party notes payable and
   interest                                               -            -       14,625
  Contribution of officer's payroll                       -            -        7,205
  Net income                                              -      366,600      366,600
                                                 ----------   ----------   ----------
Balance, June 30, 2006                                    -   (3,097,605)     488,124
  Common shares issued for services                       -            -       35,000
  Net income                                              -    4,374,860    4,374,860
                                                 ----------   ----------   ----------
Balance, June 30, 2007                                    -    1,277,255    4,897,984
  Other comprehensive loss                          130,332            -      130,332
  Net loss                                                -   (1,645,960)  (1,645,960)
                                                 ----------   ----------   ----------
Balance, June 30, 2008                           $  130,332   $ (368,705)   3,382,356
                                                 ==========   ==========   ==========




The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Statements of Cash Flows

                                                   For the Year Ended June 30,
                                                 --------------------------------
                                                 2008           2007           2006
                                                 ----           ----           ----
Cash flows provided by (used in) operating
 activities:
  Net income (loss)                          $(1,645,960)   $ 4,374,860   $  366,600
  Less:
    Net income (loss) from discontinued
     operations                                 (904,907)    (4,193,116)    (327,329)
                                             -----------    -----------   ----------
  Net income (loss) from continuing operations  (741,053)       181,744      693,929
    Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operating
     activities:
      Shares issued for services                       -         35,000       60,000
      VanMag sale restructuring expense          560,813              -            -
      Note payable applied to the purchase
         price                                         -       (145,690)           -
     Impairment of investments                    74,310         55,300       27,999
     Tax expense (benefit) from deferred tax
      asset-current                           (1,033,754)     1,033,067   (1,005,934)
     Tax expense (benefit) from deferred tax
       asset-long term                                 -         58,513     (235,930)
     Tax expense (benefit) from deferred tax
       liability-current                         177,417        (27,133)           -
     Tax expense (benefit) from deferred tax
      liability - long term                      (79,167)     1,947,730            -
  Changes in operating assets and liabilities:
     Sublease rent receivable                     (8,350)        (6,450)       9,366
     Receivable from sale of subsidiary          299,909     (5,600,000)           -
     Other assets                                      -              -       70,099
     Accounts payable                             95,169         55,631        5,155
     Interest payable - related parties                -        (20,032)      21,481
     Other current liabilities                         -              -       (8,901)
     Deposit                                           -       (300,000)     300,000
                                             -----------    -----------   ----------
Net cash used in operating activities of
   continuing operations                      (1,559,613)     1,460,796     (390,065)
                                             -----------    -----------   ----------
   Net cash provided (used in) discontinued
      operations:
        Net current assets                        56,302        (56,049)      61,200
        Net current liabilities                  699,815          8,840      570,393
        Net long term liabilities                      -              -     (163,018)
                                             -----------    -----------   ----------
Net cash provided by (used in) operating
 activities                                     (833,496)     1,413,587       78,510
                                             -----------    -----------   ----------

The accompanying notes are an integral part of the financial statements



Pinnacle Resources, Inc.
Continued - Statements of Cash Flows

Cash flows provided by (used in) investing
 activities:
     Purchase of investments                    (114,309)      (132,866)     (69,999)
     Sale of investments                         132,566          3,000       11,000
                                             -----------    -----------   ----------
Net cash provided by (used in) investing
 activities                                       18,257       (129,866)     (58,999)
                                             -----------    -----------   ----------
Cash flows provided by (used in) financing
 activities:
     Payments on debt                                  -        (94,672)     (79,310)
     Proceeds from debt                                -              -        4,672
     Payments on debt- related parties                 -       (168,000)           -
     Proceeds from debt - related parties              -              -      (55,000)
                                             -----------    -----------   ----------
Net cash used in financing activities                  -       (262,672)     (19,638)
                                             -----------    -----------   ----------
Net increase (decrease) in cash                 (815,239)     1,021,049         (127)
Cash- beginning of period                      1,022,489          1,440        1,567
                                             -----------    -----------   ----------
Cash- end of period                          $   207,250     $1,022,489   $    1,440
                                             ===========    ===========   ==========

Supplemental Cash Flow Information

                                                   For the Year Ended June 30,
                                                 --------------------------------
                                                 2008           2007           2006
                                                 ----           ----           ----
Cash paid for:
     Interest                                 $      861    $    39,461  $     6,351
     Taxes                                    $        -    $         -  $         -

Non-Cash Items

Shares issued to satisfy debt
     Common stock                             $         -   $         -  $         6
     Additional paid in capital               $         -   $         -  $    50,369
     Notes payable                            $         -   $         -  $   (50,375)
Shares issued to satisfy related party debt
     Common stock                             $         -   $         -  $         3
     Additional paid in capital               $         -   $         -  $    14,622
     Related party notes payable              $         -   $         -  $   (14,625)
Other comprehensive income
     Increase in receivable from sale of
      subsidiary due to currency translation
      effect                                  $   130,332   $         -  $         -
     Other comprehensive income               $  (130,332)  $         -  $         -

The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Notes to the Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008


1. Description of the Company's Business

Pinnacle Resources, Inc. ("we" "our" "us" or the "Company") was incorporated under the laws of Wyoming in January 1995. We engage in exploring for and developing natural resources.

2. Summary of Significant Accounting Policies

Basis of presentation

Our financial statements include the accounts of the Company and our two discontinued South African subsidiaries; wholly owned Diamonaire Exploration (Pty) (Ltd) (for the years ended June 30, 2008, 2007 and
2006) ("Diamonaire") and 66.7% owned Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd) ("VanMag") (for the years ended June 30, 2007 and 2006). Our financial statements for the year ended June 30, 2006 include the discontinued accounts of Titan Processors (Pty) (Ltd) ("Titan"), a South African company, which is a variable interest entity ("VIE") for the year ended. All significant intercompany balances and transactions have been eliminated in combination.

In June 2006, the Company discontinued its controlling financial interest in Titan. When Titan was deconsolidated, the VIE had a liability that was assumed by the Company. Titan is recorded as a discontinued operation as of and for the year ending June 30, 2006 (Note 9 - Discontinued Operations). In November 2007, the Company settled the Titan assumed liabilities for their fair value of $50,000.

In December 2006, the Company sold its subsidiary VanMag, and as a result, its balance sheets and statements of operations are recorded as discontinued operations as of and for the years ending June 30, 2007 and 2006 (Note 9 - Discontinued operations).

In June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. The Company has recorded Diamonaire's balance sheets and statements of operations as discontinued operations as of and for the years ending June 30, 2008, 2007 and 2006 (Note 9 - Discontinued operations).

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Pinnacle Resources, Inc.
Notes to the Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

Significant Estimates

The financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to the realization of the receivable from the sale of the subsidiary, the allowance for uncollectible sublease rent receivable, taxes and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

Concentration of Credit Risk

At June 30, 2008, the Company had $212,240 on deposit, of which we exceeded United States FDIC federally insured limit of $100,000 per bank by $110,856.

Equipment and depreciation

We carry property and equipment at historical cost. Equipment is depreciated on a straight-line basis over its estimated useful life (generally 5 to 7 years). Leasehold improvements are amortized over the shorter of the estimated useful life or lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements that

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

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

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

Fair value of financial instruments

Our financial instruments, including cash, sublease rent receivable, receivable from the sale of subsidiaries and investments, notes receivable, accounts payable and accrued liabilities are carried at cost as reported in the balance sheets, are considered to approximate fair value due to the short-term maturity of these instruments.

Investments

Fair values of long-term investments are based on management's estimates and pricing models using prevailing financial market information. As there is no quoted market price at December 31, 2008, 2007 and 2006, fair value of such financial instruments is not necessarily representative of the amount that could be realized or settled.

Concentrations of operations outside the home country

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

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values.
SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

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

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

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

3.  Related party transactions

Consulting Services
During the years ended June 30, 2008, 2007, and 2006, we paid affiliated companies $32,500, $268,370, and $44,200, respectively, for consulting services. Our CEO and CFO are executives with the affiliated companies. These amounts are included in the loss from discontinued operations.

Related Party Notes Payable
Related party notes payable consisted of the following:

                                   Amount Outstanding as of June 30,
                                    ---------------------------------
                                      2008            2007        2006
                                      ----            ----        ----
Notes from officers at 6% per annum,
 due on demand:
  March 2005 note for $53,000            -               -       53,000
  March 2005 note for $15,000            -               -       15,000
  April 2005 note for $10,000            -               -       10,000
  April 2005 note for $10,000            -               -       10,000
  May 2005 note for $15,000              -               -        5,000

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

Note from relative of officer at 13% per
 annum, due on demand with interest
 payable in shares of the Company's
 common stock:
  January 2005 note for $75,000          -               -      $75,000
                                   -------         -------     --------
Total related party notes payable        -               -     $168,000
                                   =======         =======     ========

Total related party interest expense for the years ended June 30, 2008, 2007 and 2006 was $0, $12,220, and $16,856 respectively.

4. Sale of Subsidiary - VanMag

In November 2006, the Company entered into an agreement with Golden Falls Trading 565 LTD ("Golden Falls") (the "Buyer") to sell its 66.7% share of VanMag (the "Initial Agreement"). The Initial Agreement called for a purchase price of $9,000,000, in U.S. dollars with payments as follows:

  - $100,000 paid as a deposit in November 2006 to be applied as part of the Agreement price
  - $500,000 payable upon notice of acceptance of due diligence-anticipated in December 2006
  -  $4,350,000 payable in February 2007
  - $4,050,000 payable in May 2009 (when new mining rights were to be issued)

The $100,000 payment was made in accordance with the Initial Agreement in November 2006. In January 2007, the Buyer had not made the required $500,000 payment according to the Initial Agreement. As a result, the Initial Agreement was revised as follows:

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

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

  - $4,800,000 was due immediately upon the signing of the First Addendum, with $3,200,000 paid to the Company and $1,600,000 to be held in escrow pending resolution of an unrelated dispute amongst the other 33.3% shareholder group of VanMag.
  - $4,000,000 was to be paid in May 2008, upon the issuance of new mining rights.

The First Addendum provided for the termination of the transaction and the Buyer's loss of all rights and claims to the property and prior payments if all terms were not completed as agreed. The Buyer made the $3,200,000 payment to the Company in accordance with the First Addendum; but the $1,600,000 was never deposited into the escrow. The Company has not exercised its right to terminate the First Addendum agreement.

In May 2008, when the Buyer failed to make the required $4,000,000 First Addendum payment, another modification to the agreement was entered into (the Second Addendum). The Second Addendum reduced the total transaction price to $8,400,000, with a revised payment schedule as follows:
  -  the $200,000 previously paid
  -  the $3,200,000 previously paid
  -  $2,000,000 to be paid upon signing of the Second Addendum
  -  $3,000,000 to be paid in July 2008

The Buyer paid the Company $50,000 as a forbearance fee related to signing the Second Addendum and to not forfeit all previous payments. This payment was recorded by the Company as other income from restructuring the transaction. The Company also recorded other expense of $600,000 to reflect the reduction in the total sales price.

In June 2008, after the Buyer failed to make the $2,000,000 payment as stipulated in the Second Addendum, the Company and the Buyer agreed to a Revised Second Addendum. The Revised Second Addendum called for a payment schedule that converted the remaining unpaid balance to be paid in South African Rand at a fixed conversion rate of 1 U.S. dollar to 8 South African Rand:
     -the $200,000 previously paid
     -the $3,200,000 previously paid
     -$375,000 to be paid upon signing of the Revised Second Addendum in the form of 3,000,000 South African Rand at a fixed conversion rate of 8:1

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

     -$1,500,000 to be paid 10 days following the signing of the Revised Second Addendum in the form of 12,000,000 South African Rand at a fixed conversion rate of 8:1
     -$3,125,000 to be paid in July 2008 in the form of 25,000,000 South African Rand at a fixed conversion rate of 8:1

The Buyer paid $250,000 (2,000,000 South African Rand at an 8:1 conversion rate) upon signing of the Revised Second Addendum. This resulted in the Company recognizing a gain on currency conversion of $546, which was recognized as other comprehensive income. As a result of the Revised Second Addendum converting the unpaid agreement amount to South African Rand, the Company recognized a restructuring expense of $10,723 based on the conversion rate at the signing date of the Revised Second Addendum.

In July 2008, the Buyer had failed to make the payments as required by the Revised Second Addendum, and a Third Addendum to the Initial Agreement was entered into. The Third Addendum superceded and cancelled all previous agreements and understandings, increased the sales price to $9,275,000, and re-modified the satisfaction of the unpaid balance payable as follows:
  -  $200,000 previously paid
  -  $3,200,000 previously paid
  - $250,000 previously paid (as 2,000,000 SA Rand at 8:1)
  - $5,625,000 to be paid to the Trust Account of Brink, Bonsma & De Bruyn, within 3 days following the signing of the Third Addendum in the form of 45,000,000 South African Rand at a fixed conversion rate of 8:1.

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

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

As of January 31, 2009, this amount is still due and payable and shown as a receivable from sale of subsidiary on the face of the Company's balance sheet.

5.  Investments

The Company has investments consisting of loans to various individuals and entities of the following:

                               Amount Outstanding as of June 30,
                               ---------------------------------
                               2008          2007          2006
                               ----          ----          ----
Investments                  $130,010      $188,266      $62,500
                             ========      ========     ========

The Company assesses all investments for impairment on an annual basis. Impairment losses related to these investments was $74,310, $55,300 and $27,999 for the years ended June 30, 2008, 2007 and 2006, respectively.

6.  Property and equipment

Our office equipment and furniture, with a cost basis of $10,242, was fully depreciated prior to the periods that are being reported upon. As the office equipment and furniture is still being used by the Company, its fully depreciated costs are carried on its books at June 30, 2008

Accordingly, there was no depreciation expense recognized during the three year period ended June 30, 2008.


7. Debt

Debt consisted of the following:

                                     Amount Outstanding as of June 30,
                                     ---------------------------------
                                     2008          2007          2006
                                     ----          ----          ----
Note payable to a private
 entity issued in March 2006,
 interest compounded quarterly
 at 12% per annum, principal
 installments due in six
 bi-annual installments
 from the date of the note                 -            -      $ 40,000

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

Note payable to Golden
 Star issued in March 2006, which
 held the option to purchase
 the Company's Orovi Ghana
 investment, due June 30, 2006
 at 0% interest, and the
 entity had the option to apply
 the note to the purchase price
 of the Orovi Ghana investment             -            -      $145,690
                                    --------     --------      --------
Total debt                                 -            -       185,690
  less current portion                     -            -     (159,023)
    Total debt, excluding
     current portion                       -            -      $ 26,667
                                    ========     ========      ========

Interest expense of $0, $5,845 and $0 was recorded on the notes above for the years ending June 30, 2008, 2007 and 2006, respectively.

In June 2006, Golden Star Resources (LTV) ("Golden Star") agreed to purchase the Orovi Ghana investment from the Company, at which time the note payable of $145,690 was fully applied to the purchase price (Note 13 - Orovi Ghana Investment).

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

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

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

Going Concern and Management's Plan

The Company has historically relied on its ability to raise money through debt and the sales of investment equity interest to meet its cash flow requirements. The Company has cash available in the amount of approximately $207,250 as of June 30, 2008. However, the Company has adopted a plan to discontinue all of its operating subsidiaries as of June 30, 2008. As a result, the Company will need additional funds to meet the development and exploratory opportunities until sufficient cash flows are generated to sustain the pursuit of operations.

Operating Leases

We lease office space and equipment under noncancelable operating leases with terms of three years. The following is a schedule by years of future minimum rentals under the leases for the 12 month periods ending June 30:

Year                    Amount
----                    ------
2009                   $21,936
2010                    20,221
2011                    20,739
2012                    10,026
2013 and thereafter          -
                       -------
Total                  $72,922
                       =======

The Company recognized rental expense of $40,166, $46,537, and $39,625 for the years ended June 30, 2008, 2007, and 2006, respectively. The Company occupies its Englewood, Colorado facility under a rental agreement that has a lease term that expires in December 2008. On October 1, 2008, the Company entered into an agreement to extend the lease term for an additional 36 months ending December 2011. On August 15, 2008, the Company entered into an operating lease agreement to lease a copier for 39 months ending October 2011.

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

The Company subleases space in its office to two tenants. Sublease income for the years ended June 30, 2008, 2007 and 2006 were $28,300, $23,190 and $41,282, respectively. All sublease income is treated as a reduction in rent expense.

9. Discontinued operations

The following foreign subsidiaries have been abandoned or sold and are classified as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets as of June 30, 2008.

Titan Processors (Pty) (Ltd)

In June 2006, the company determined to abandon the Titan Processors subsidiary. The Company has decided to abandon the Tantalum project undertaken by the subsidiary as a result of poor results and unfeasibility of the process. Titan's pretax income (loss), reported in discontinued operations, for the years ended June 30, 2007 and 2006, was $(1,015,529) and $70,976, respectively.

Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd)

In December 2006, the Company concluded a written share sale agreement with Golden Falls Trading 565 Ltd to sell its 66.7% interest in the VanMag consolidated entity to an unrelated third party. The Company decided to sell the subsidiary as it was able to realize a substantial gain on the original investment. The original selling price was $9,000,000, which was subsequently revised through a number of addendums. The assets sold consist primarily of prepaid royalties, and the buyer also assumed accrued interest on intercompany loans. VanMag's pretax income (loss), reported in discontinued operations, for the year ended June 30, 2007 and 2006, was $294,064 and $(4,637), respectively. The entity has been classified as discontinued operations for the years ending June 30, 2007 and 2006.

Diamonaire Exploration (Pty) (Ltd)

As of June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. Diamonaire's pretax income (loss), reported in discontinued operations, for the years ended June 30, 2008, 2007 and 2006 was $(1,460,879), $58,378 and $(602,466), respectively. The entity has been classified as discontinued operations for the years ending June 30, 2008, 2007, and 2006.

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

The assets and liabilities of the discontinued operations are presented separately under the captions "Assets of discontinued operations" and "Liabilities of discontinued operations" in the accompanying Balance Sheets.

                                      As of June 30, 2008
                                      -------------------
Assets of discontinued operations:         Diamonaire
Current assets                              $23,706
Long term assets                                  -
                                            -------
Total assets                                $23,706
Liabilities of discontinued division:
Current liabilities                        $734,176
Long term liabilities                             -
                                           --------
Total liabilities                          $734,176
                                           ========

                                      As of June 30, 2007
                                      -------------------
Assets of discontinued operations:         Diamonaire
Current assets                              $80,008
Long term assets                                  -
                                            -------
Total assets                                $80,008
                                            =======
Liabilities of discontinued division:
Current liabilities                         $64,361
Long term liabilities                             -
                                            -------
Total liabilities                           $64,361
                                            =======

                                  As of June 30, 2006
                                  -------------------
Assets of               VanMag  Diamonaire  Titan     Total
Discontinued            -------  ----------  -----     -----
operations:
Current assets           $11,816    $148    $11,995    $23,959
Long term assets               -       -          -          -
                         -------    ----     ------    -------
Total assets             $11,816    $148    $11,995    $23,959
Liabilities of
 discontinued division:
Current liabilities      $47,628  $5,041     $2,852    $55,521
Long term liabilities          -       -          -          -
                         -------  ------     ------    -------
Total liabilities        $47,628  $5,041     $2,852    $55,521

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

The accompanying table illustrates the reporting of the discontinued operations on the face of the Statements of Operations for the years ended June 30, 2008, June 30, 2007, and June 30, 2006.

                                 For the Year Ending
                                    June 30, 2008
                                  -------------------
                                      Diamonaire
  Gain on sale of subsidiary                    -
  Provision for income taxes                    -
                                      -----------
  Gain on sale of subsidiary, net
   of taxes                                     -
Discontinued operations:
  Loss from operations of
  discontinued operations              (1,460,879)
  Income tax benefit                      555,971
                                       ----------
  Loss on discontinued operations      $ (904,908)

                                             For the Year Ended June 30, 2007
                                             --------------------------------
                                      VanMag   Diamonaire     Titan        Total
                                      -------   ----------     -----        -----
  Gain on sale of subsidiary         7,906,929            -            -   7,906,929
  Provision for income taxes        (2,953,664)           -            -  (2,953,664)
                                   -----------   ----------  -----------   ---------
  Gain on sale of subsidiary, net
   of taxes                          4,953,265            -            -   4,953,265
                                   -----------   ----------  -----------   ---------
Discontinued operations:
  Income (loss) from operations of
  discontinued operations           $  294,064   $   58,378  $(1,015,529)  $(663,087)
  Income tax benefit (expense)        (120,272)     (23,877)      47,087     (97,062)
                                   -----------   ----------  -----------   ---------
  Income (loss) on discontinued
   operations                      $   173,792   $   34,501  $  (968,442)  $(760,149)
                                   -----------   ----------  -----------   ---------

                                             For the Year Ended June 30, 2006
                                             --------------------------------
                                      VanMag   Diamonaire     Titan        Total
                                      -------   ----------     -----        -----
  Gain on sale of subsidiary                 -            -            -           -
  Provision for income taxes                 -            -            -           -
                                   -----------   ----------  -----------   ---------


Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

  Gain on sale of subsidiary, net
   of taxes                                  -            -            -           -
                                   -----------   ----------  -----------   ---------
Discontinued operations:
  Income (loss) from operations of
  discontinued operations           $ (602,466)   $  (4,637)  $   70,976   $(536,127)
  Income tax benefit (expense)         235,930       (8,582)     (18,550)    208,798
                                   -----------   ----------  -----------   ---------
  Income (loss) on discontinued
   operations                      $   (366,536)  $ (13,219)  $  252,720   $(327,329)
                                   -----------   ----------  -----------   ---------

10.  Income (Loss) Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The computation of basic earnings per share and diluted earnings per share for "Income from continuing operations" is as follows:

                                            For the Year Ended June 30,
                                         --------------------------------
                                         2008          2007          2006
                                         ----          ----          ----
  Income (loss) from continuing
   operations                         $ (741,053)   $  181,744   $  693,929
                                      ==========    ==========   ==========
  Weighted-average number of common
   shares outstanding - Basic         21,477,550    20,639,638   19,408,367
  Effect of dilutive securities-Stock
   options                 -                   -        77,720      209,506
                                      ----------   -----------   ----------
  Weighted-average number of common
   shares outstanding - Diluted       21,477,550    20,717,358   19,617,873
                                      ==========    ==========   ==========
  Net earnings per share from continuing
   operations
    Basic                             $    (0.03)   $     0.01   $     0.04
                                      ==========    ==========   ==========
    Diluted                           $    (0.03)   $     0.01   $     0.04
                                      ==========    ==========   ==========

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

The following securities were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

                                       2008          2007          2006
                                       ----          ----          ----
  Options to purchase common stock  $1,000,000          -             -

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

Stock options

In May 2004, we granted a Director an option to purchase 1,000,000 shares of our common stock at $.13 per share. The options vest immediately and expire five years from the grant date. The fair value of the options was estimated at $22,000. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate                   2.50%
Volatility                                 101%
Dividend                                    0
Weighted average expected life           5 years

The following schedule summarizes our stock option activity:

                                                      Weighted   Weighted
                                                       Average    Average   Aggregate
                                                      Exercise   Remaining  Intrinsic
                                           Options      Price      Term       Value
                                           -------    --------   ---------  ----------
Outstanding at June 30, 2005              $1,230,000     $0.13     $3.55     $      -
                                          ==========     =====     =====     ========
Options granted                                    -         -         -            -
Option exercised                                   -         -         -            -
Option expired                                     -         -         -            -

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008


Outstanding at June 30, 2006              $1,230,000     $0.13     $2.55      $     -
                                          ==========     =====     =====     ========
Options granted                                    -         -         -            -
Options exercised                                  -         -         -            -
Options expired                                    -         -         -            -
Outstanding at June 30, 2007              $1,230,000     $0.13     $1.55      $36,900
                                          ==========     =====     =====     ========
Options granted                                    -         -         -            -
Options exercised                                  -         -         -            -
Options expired                             (230,000)        -         -            -
                                           ---------      ----      -----    --------
Outstanding at June 30, 2008             $1,000,000     $0.13      $0.85     $      -
                                         ==========     =====      =====     ========

12. Income taxes

At June 30, 2008, the Company has available unused net operating losses carryforward that may be applied against future taxable income and that expire as follows:

                           Net Operating Loss
Year of Expiration            Carryforwards
------------------         ------------------
2009                                     -
2010                                     -
2011                                     -
2012                                     -
2013 and thereafter             $1,022,205
                                ----------
Total                           $1,022,205
                                 =========

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

                                      For the year ended
                             June 30,    June 30,    June 30,
                               2008        2007        2006
                             --------    --------    --------
Tax expense at U.S.            40.9%       40.9%       40.9%
Statutory rate
Valuation allowance           (40.9)%     (40.9)%     (40.9)%
                               ----        ----        ----
Effective income tax rate         -%          -%          -%
                               ====        ====        ====

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

At June 30, 2008, 2007 and 2006, deferred tax assets consisted of the benefit of loss carryforwards of $1,022,205, $94,253 and $2,525,836, respectively. The operating loss carryforward is expected to be 100% utilized in fiscal 2009 when the remainder of the sales price of the VanMag subsidiary is collected and recognized for tax purposes using the installment method. The tax expense (benefit) on continuing operations totaled $(379,533), $(38,548) and $(1,033,067) for the years ended June
30, 2008, 2007 and 2006, respectively. The net operating loss carryforward expires through the year 2028.

13.  Orovi Ghana Investment

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

Purchase price                                 $ 470,000
Deposits from the Buyer to the Company          (200,000)
Payments made directly by the Buyer             (107,145)
Note payable applied to purchase price          (145,690)
                                                --------
Final payment made to Pinnacle by the Buyer     $ 17,165
                                                ========

14.  Subsequent events

Collection of Receivable from Sale of Subsidiary
In October 2008, the Company collected 15,000,000 Rand (US $1,584,740) of its outstanding receivable from sale of subsidiary. 7,000,000 Rand (US $739,545) was sent to South Africa to satisfy the liabilities and closing expenses of Diamonaire, which was discontinued as of June 30, 2008.

Pinnacle Resources, Inc.
Notes to Financial Statements

As of June 30, 2008, 2007, 2006 and
For Each of the Three Years in the Period Ended June 30, 2008

VanMag addendum
In November 2008, the Company entered into an informal agreement with the purchaser of the VanMag subsidiary in which the purchaser agreed to pay $3,750,000 (US$) in place of the outstanding balance of 30,000,000 South African Rand. This amendment resulted in a restructuring gain of $787,037.

Loans
In November 2008, the Company made loans to two companies totaling $400,000. One note in the principal amount of $250,000, has certain financial assets as collateral, bears interest at 6.87% per annum, principal and interest due in one year. The second loan bears interest at 10% per annum, is without collateral, and is due in one year. The two companies are assisting the Company in connection with additional business opportunities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

(a) As of June 30 of each of the years 2008, 2007 and 2006, the Chief Executive Officer and Chief Financial Officer of the registrant carried out an evaluation of the effectiveness of the registrant's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of each period covered by this report, the registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the registrant required to be included in the registrant's periodic SEC filings.

(b) There were no changes in the registrant's internal control over financial reporting that occurred during the periods ended June 30, 2008, 2007 and 2006 that materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

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

The Executive Officers and Directors are:

Name                            Position             Term(s) of Office
Glen R. Gamble, age 64      President, Director,       From Inception
                          Chief Executive Officer       to present

Robert A. Hildebrand, age 81 Vice President, Director  From Inception
                            Secretary/ Treasurer         to present
                          Chief Financial Officer,    From June 26, 2000
                                President                to present

Resumes:
Glen R. Gamble._ Chief Executive Officer and Director. Mr. Gamble has served as an officer and director of variety of companies engaged in the fields of mining, oil and gas, cattle, real estate and resource financing. Currently, Mr. Gamble is the manager of Viatica Fund, LLC; a director of Natural Buttes Gas Corp.; manager of Desert Flower Mining, LLC; and president and chairman of Victory Minerals Corp. and Pinnacle. Mr. Gamble serves on the board of directors of Vanadium and Magnetite Exploration and Development (Pty) Ltd., both subsidiaries of Pinnacle.

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

Robert A. Hildebrand, Professional Engineer, B.Sc., -Vice President, Chief Financial Officer and Director. R.A. Hildebrand is a registered professional mining engineer. He holds a geological engineering degree from the Colorado School of Mines and a completion certificate from LaSalle University in business administration. He has been active in mineral exploration and production for 53 years having held operating and executive positions with both major and junior, publicly-held mining companies operating in Africa, South America, China and North America.

From 1996 to 1998, Mr. Hildebrand served as vice president and treasurer for the Environmental Assurance Corporation, a private company engaged in the reclamation and financing of contaminated real estate. He also acted for eleven years (1980 to 1991) as the Consul (Hon.) of the Netherlands for Colorado, New Mexico and Wyoming. In 1991, Her Majesty Queen Beatrix appointed Mr. Hildebrand a knight in The Order of Oranje-Nassau.

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

Allocation of Management Time. Pinnacle will rely on its officers to manage Pinnacle's business operations. Currently, the officers are devoting a minimal amount of their time for the operation of Pinnacle. Pinnacle may obtain additional officers, as necessary. As such, and until all of their positions become "full time," there will be conflicts of interest in allocating management time, services and functions between Pinnacle and its Affiliates. These individuals may engage for their own account, or for the account of others in other business ventures for which Pinnacle shall not be entitled to any interest.

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

Conflicts of Interest Policy. Pinnacle has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of Pinnacle's board of directors. No such transactions by Pinnacle shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the board of directors of Pinnacle or a committee thereof which approves such transactions, financial interest is disclosed or known by the Board of Directors or committee and noted in the minutes, and the Board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote for that purpose without counting the vote or votes of such interested directors; or (ii) the fact of such common directorship or financial interest is disclosed to or known by the shareholders entitled to vote and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of shareholders holding a majority of the common shares entitled to vote (the votes of the common or interested directors or officers shall be counted in any such vote of shareholders), or (iii) the contract or transaction is fair and reasonable to Pinnacle based on the material similarity of terms to recent consulting agreements not involving interested parties, or in all other agreements by competitive bids, at the time it is authorized or approved. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the board of directors of Pinnacle or a committee thereof which approves such transactions.

Non-Qualified and Incentive Stock Option Plans

Pinnacle does not currently have any stock option plans.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Corporation failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the period July 2005 through June 2008.

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


ITEM 11. EXECUTIVE COMPENSATION

As operations increase, Pinnacle intends to enter into employment agreements with its officers. Upon funding, either through revenues from operations, a private placement or initial public offering, should the amount justify the salary demands, the key management of Pinnacle would be compensated according to their duties. No specific details have been determined.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

                                                    Percentage of
                              Number & Class (1)     Outstanding
Name and Address                 of Shares          Common Shares
Glen R. Gamble
12892 Sierra Circle
Parker, CO 80134                 200,000                 .93%

Robert A. Hildebrand
405 Detroit Street
Englewood, CO 80206              410,000                1.90%*

Beverly Jo Gamble
12892 Sierra Circle
Parker, CO 80134                 200,000                 .93%

Victory Minerals Corp.
7345 E. Peakview
Englewood, CO 80111            2,500,000               11.60%

Re-Group, Inc.
9600 E. Arapahoe Road #260
Englewood, Co 80112              942,500                4.40%

Gary E. Smolen
104 Pleasant Street
Meredith, NH 03253             1,200,000                5.50%

South Beach Ventures LLC
c/o Gary E. Smolen, Mgr
104 Pleasant Street
Meredith, NH 03253             1,000,000                4.60%

All Directors & Officers
as a group (2 persons)         4,252,500               19.80%

*Mr. R.A. Hildebrand has an option to acquire 1,000,000 common shares at $.02 per share.

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

Victory Minerals Corp. is a corporation controlled by Glen R. Gamble, an officer and director of Pinnacle. As a result, Glen R. Gamble would be deemed to be a beneficial owner of the 2,500,000 common shares owned of record by Victory Minerals Corp.

Daniel J. Boone and Jerry Welch are principals of Re-Group, Inc.

Gary E. Smolen is an individual who has performed IR/PR and other services for the Company. He has been appointed as the manager of South Beach Ventures and as such the shares under his jurisdiction are subject to influence from Pinnacle management.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Glen Gamble, president of Pinnacle, is also an officer and director of Victory Minerals Corporation, a significant shareholder of Pinnacle's common stock.

During the years ended June 30, 2006, 2007 and 2008, Pinnacle paid Victory Minerals, an affiliated company, $41,000, $26,000 and $26,000, respectively, for consulting services. Mr. Gamble, the president of Pinnacle controls the affiliate.

During the years ended June 30, 2006, 2007 and 2008, R.A. Hildebrand and Glen Gamble, officers and director of Pinnacle were paid an aggregate of $263,000 and $180,000, respectively, for consulting services. The consulting services were for due diligence investigations on potential mining projects and other administrative services.

During the period from July 1, 2005 through June 30, 2008, Glen Gamble, a principal shareholder, loaned us $95,000 for working capital. The loan is due on demand and is non-interest bearing. The loan was repaid in fiscal year 2007. During the same period, R.A. Hildebrand lent the Company $15,000 which was subsequently paid off as well. Glen Gamble, President and R.A. Hildebrand, Chief Financial Officer, jointly and severally, guarantee a $50,000 line of credit on behalf of Company.

Glen Gamble, President, is personally responsible for the Company's credit card issued by the Company's bank. During the fiscal years, 2007 and 2006, Glen Gamble personally guaranteed the office rental lease. Director Independence

The Company's Board of Directors consists of Glen R. Gamble and Robert
A. Hildebrand. Glen R. Gamble is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal years ended June 30, 2006, 2007 and 2008, there were no transactions with related persons other than as described in the section above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. In 2008, Pinnacle retained M & K CPAs PLLC for $37,000 to prepare the audited statements. Subsequently, the Company released M and K CPAs PLLC and engaged Kelly and Company to conduct our audits. As a result, we incurred aggregate fees and expenses of $77,000 for the 2006, 2007 and 2008 audits. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-Q each quarter.

Tax Fees. We did not incur any aggregate tax fees and expenses M&K CPA's or Kelly and Company for the 2006, 2007 and 2008 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees Kelly and Company during fiscal 2006, 2007 and 2008. The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2006, 2007 and 2008 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Kelly and Company solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, June 30, 2008, 2007 and 2006
Statements of Operations for the years ended June 30, 2008, 2007 and
2006
Statements of Stockholders' Equity for the years ended June 30, 2008, 2007 and 2006
Statements of Cash Flows for the years ended June 30, 2008, 2007 and
2006
Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None

(a)(3) Exhibits

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

(31) 302 certification

(32) 906 certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Pinnacle has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: February 13, 2009

Pinnacle Resources, Inc.

/s/ Glen R. Gamble
------------------------------------
By: Glen R. Gamble, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Pinnacle and in the capacities and on the dates indicated.


/s/ Glen R. Gamble                  February 13, 2009
-----------------------
Glen R. Gamble
President and Director
(chief executive officer)

/s/ Robert A. Hildebrand            February 13, 2009
------------------------
Robert A. Hildebrand
Secretary/ Treasurer and Director
(Chief Financial Officer)