Form 10-Q
period 2008-09-30
PINNACLE RESOURCES INC
filed 2009-02-13
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2008

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

PART I -- FINANCIAL INFORMATION

PINNACLE RESOURCES, INC.

Item 1. Financial Statements

Condensed Balance Sheets, September 30, 2008 and June 30, 2008
Condensed Statements of Operations For Each of the Three Month Periods ended September 30, 2008 and 2007
Condensed Statements of Cash Flows For Each of the Three Month Periods ended September 30, 2008 and 2007
Notes to condensed financial statements

                                    Pinnacle Resources, Inc
Condensed Balance Sheets

ASSETS
                                                     As of            As of
                                                  September 30,     June 30,
                                                      2008            2008
                                                   ----------    ------------
Current Assets:
  Cash                                              $   84,350        $  207,250
  Sublease rent                                         22,000            19,000
  Receivable from sale of subsidiary                 5,411,776         4,869,620
  Investments                                           13,000            13,000
  Deferred tax asset - current                       1,025,863         1,033,754
  Current assets of discontinued operations             41,000            23,706
                                                    ----------        ----------
Total current assets                                 6,597,989         6,166,320
                                                    ----------        ----------
Equipment and leasehold improvements, net of
  Accumulated depreciation and amortization of
    $10,242                                                  -                 -
                                                    ----------        ----------
Total assets                                        $6,597,989        $6,166,320
                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $  195,927        $  181,225
  Deferred tax liability - current                   2,203,768         1,868,563
  Current liabilities of discontinued
    operations                                         732,177           734,176
                                                    ----------        ----------
Total liabilities                                   $3,121,872        $2,783,964
                                                    ----------        ----------

Commitments and contingencies

  Stockholders' equity:
  Preferred stock, $0.01 per share par value;
    authorized 2,000,000 shares, issued and
    outstanding -0- shares at September 30,
    2008 and June 30, 2008                          $        -        $        -
  Common stock, $0.00001 par value; 875,000,000 shares
    authorized; 21,477,550 issued and outstanding
    at September 30, 2008 and June 30, 2008                215        $      215
  Additional paid-in capital                         3,620,514         3,620,514
  Other comprehensive income                          (291,490)          130,332
  Retained earnings (accumulated deficit)              136,878          (368,705)
                                                    ----------        ----------




      Total stockholders' equity                     3,476,117         3,382,356
                                                    ----------        ----------
      Total liabilities and stockholders' equity    $6,597,989        $6,166,320
                                                    ==========        ==========


The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Condensed Statements of Operations

                                     For the Three Month Period
                                          Ended September 30,
                                     --------------------------
                                          2008         2007
                                       ----------   ----------
Operating expenses:
  Salaries                                 48,000       90,000
  Professional fees                        18,175       14,181
  General and administrative               64,757       46,882
                                       ----------   ----------
       Total operating expenses           130,932      151,063
                                       ----------   ----------
Total operating income (loss )           (130,932)    (151,063)
                                       ----------   ----------

Other income (expense):
  Interest income                               -        6,162
  Interest expense                           (290)        (120)
  Other income                              1,620      (21,600)
  Restructuring of sale of subsidiary     963,988            -
                                       ----------   ----------
      Other income (loss)                 965,318      (15,558)
                                       ----------   ----------
Income (loss) from continuing
 operations                               834,386     (166,621)
                                       ----------   ----------
Income tax expense (benefit)              335,205     (184,654)
                                       ----------   ----------
Net income from continuing operations     499,181       18,033
Income (loss) from discontinued
  operations, net of taxes                  6,403     (264,712)
                                       ----------   ----------
Net income (loss)                      $  505,584   $ (246,679)
  Earnings per share - Basic:
  Income from continuing operations    $     0.02   $     0.00
  Discontinued operations                    0.00        (0.01)
                                       ----------   ----------
Net income                             $     0.02   $    (0.01)
                                       ==========   ==========
  Earnings per share - Diluted:
  Income from continuing operations    $     0.02   $     0.00
  Discontinued operations                    0.00        (0.01)
                                       ----------   ----------
Net income                             $     0.02   $    (0.01)
                                       ==========   ==========




Weighted average number of shares
 outstanding:
-Basic                                 21,477,550   21,477,550
                                       ==========   ==========
-Diluted                               21,477,550   21,801,946
                                       ==========   ==========

The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Condensed Statements of Cash Flows

                                             For the Three Month Period
                                                 Ended September 30,
                                             --------------------------
                                                 2008         2007
                                              ----------   ----------
Cash flows provided by (used in ) operating
 activities:
Net income (loss)                              $ 505,584    $(246,679)
Net income (loss) from discontinued
  operations                                       6,403     (264,712)
                                              ----------   ----------
Net income (loss) from continuing operations     499,181       18,033
  Adjustments to reconcile net income
   (loss) to net cash (used in) provided
   by operating activities:
    Impairment of investments                          -      (21,600)
    Restructuring of VanMag receivable         (963,988)           -
    Tax expense (benefit) from deferred tax
      asset - current                              7,891     (360,610)
    Tax expense (benefit) from deferred tax
      asset - long term                                -      177,417
    Tax expense (benefit) from deferred tax
      liability - current                        335,205    1,763,076
    Tax expense (benefit) from deferred tax
      liability - long term                            -   (1,947,730)
  Changes in operating assets and liabilities:
    Sublease rent receivable                      (3,000)      (3,350)
    Accounts payable                              14,701      (81,458)
                                              ----------   ----------
Net cash used in operating activities
  of continuing operations                      (525,429)    (720,934)
                                              ----------   ----------
  Net cash used in discontinued
   operations:
    Net current assets                           (17,294)    (153,833)
    Net current liabilities                       (1,999)     (64,314)
                                              ----------   ----------
Net cash used in operating activities           (544,722)    (939,081)
                                              ----------   ----------
Cash flows provided by (used in) investing
 activities:
  Purchases from investments                           -      (16,800)
  Sale of investments                                  -       45,498
                                              ----------   ----------
Net cash provided by investing activities              -       28,698
                                              ----------   ----------
Net decrease in cash                            (544,722)    (910,383)
Cash-beginning of period                         207,250    1,022,489
                                              ==========   ==========
Cash-end of period                            $ (377,472)  $  112,106
                                              ==========   ==========


Supplemental Cash Flow Information

                                             For the Three Month Period
                                                 Ended September 30,
                                                 2008         2007
                                              ----------   ----------
Cash paid for:
  Interest                                     $     290    $    120
  Taxes                                        $       -    $      -

Non-Cash Items

Currency translation effect:
Other comprehensive income                     $(421,822)   $      -
Receivable of subsidiary                       $ 421,822    $      -

The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2008 and June 30, 2008 and
For the Three Month Periods Ended September 30, 2008 and 2007

1. Description of the Company's Business

Pinnacle Resources, Inc. ("we" "our" "us" or "the Company") was incorporated under the laws of Wyoming in January 1995. We engage in exploring for and developing natural resources.

2. Summary of Significant Accounting Policies

Basis of presentation

Our financial statements include the accounts of the Company and our discontinued wholly owned South African subsidiary; Diamonaire Exploration (Pty) (Ltd) (for the three month periods ended September 30, 2008 and 2007) ("Diamonaire"). All significant intercompany balances and transactions have been eliminated in consolidation and combination.

In June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold with a one year period during which the activities of Diamonaire will continue. The Company has recorded Diamonaire's balance sheets and statements of operations as discontinued operations as of and for the three month periods ending September 30, 2008 and 2007 (Note 8 - Discontinued operations).

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2008 and June 30, 2008 and
For the Three Month Periods Ended September 30, 2008 and 2007

reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology, and undiscounted site-specific costs in the countries that we conduct our operations.

Comprehensive Income

Comprehensive income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income, SFAS No. 130 requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources.

Cash and cash equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with no original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Concentration of Credit Risk

At September 30, 2008, the Company had $84,350 on deposit, of which $0 exceeded the United States FDIC federally insurance limit of $100,000 per bank.

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2008 and June 30, 2008 and
For the Three Month Periods Ended September 30, 2008 and 2007

Basic and Diluted Net Earnings per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common share outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

Investments

Fair values of long-term investments are based on management's estimates and pricing models using prevailing financial market information. As there is no quoted market price at September 30, 2008, fair value of such financial instruments is not necessarily representative of the amount that could be realized or settled.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2008 and June 30, 2008 and
For the Three Month Periods Ended September 30, 2008 and 2007

Concentrations of operations outside the home country

Substantially all of our past operations have been conducted in the Republic of South Africa. As such, we are subject to the South African laws and rules, including currency restrictions and tax laws.

Foreign currency adjustments

The financial position and operating results of all foreign operations are consolidated using the local currencies of the countries in which the Company operates as the functional currency. Local currency assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation adjustments are recorded directly into operating results of the foreign subsidiaries and presented in the results of discontinued operations.

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2008 and June 30, 2008 and
For the Three Month Periods Ended September 30, 2008 and 2007

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent's ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. T he gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2008 and June 30, 2008 and
For the Three Month Periods Ended September 30, 2008 and 2007


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

3. Related party transactions

Consulting Services

During the three months ended September 30, 2008 and 2007, we paid affiliated companies $5,000 and $58,000, respectively, for consulting services. Our CEO and CFO are executives with the affiliated companies. These amounts are included in the loss from discontinued operations.


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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2008 and June 30, 2008 and
For the Three Month Periods Ended September 30, 2008 and 2007

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2008 and June 30, 2008 and
For the Three Month Periods Ended September 30, 2008 and 2007

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2008 and June 30, 2008 and
For the Three Month Periods Ended September 30, 2008 and 2007

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


5. Investments

The Company has investments consisting of the following:
                                             As of September 30,
                                                     2008
                                             -------------------
Investments                                      $  13,000
                                                 =========

The Company assesses all investments for impairment on an annual basis. Impairment losses related to these investments was $0 and $21,600 for the three months ended September 30, 2008 and 2007, respectively.


6. Property and equipment

Our office equipment and furniture, with a cost basis of $10,242, was fully depreciated prior to the periods that are being reported upon. As the office equipment and furniture is still being used by the Company, its fully depreciated costs are carried on its books at September 30, 2008.

Accordingly, there was no depreciation expense recognized during the three month periods ended September 30, 2008.


7.   Commitments and Contingencies

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2008 and June 30, 2008 and
For the Three Month Periods Ended September 30, 2008 and 2007

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

Going Concern and Management's Plan

The Company has historically relied on its ability to raise money through debt and the sales of investment equity interests to meet its cash flow requirements. The Company has cash available in the amount of approximately $84,350 as of September 30, 2008. However, the Company has discontinued all of its operating subsidiaries as of June 30, 2008. As a result, the Company will need additional funds to meet the development and exploratory opportunities until sufficient cash flows are generated to sustain the pursuit of operations. While the Company believes that it will collect its outstanding receivable from the sale of a subsidiary, there is no guarantee that this will be collected or that it will be adequate to meet future contractual obligations of the Company without any revenue sustaining operations.

Historically, the Company has conducted the majority of its operations outside the United States in the Republic of South Africa. As of June 30, 2008, the Company has discontinued all of its remaining South African operations. There can be no assurance that the Company will be able to successfully conduct future operations in South Africa or elsewhere, and a failure to do so would have a material adverse effect on the Company's financial position, results of operations, and cash flows. Also, the success of any of the Company's future overseas operations would be subject to numerous contingencies, some of which are beyond management's control. These contingencies include general and regional economic conditions, prices for the Company's products,

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2008 and June 30, 2008 and
For the Three Month Periods Ended September 30, 2008 and 2007

competition, and changes in regulation. If the Company is dependent on international operations, the Company will be subject to various additional political, economic, and other uncertainties. Among other risks, the Company's operations will be subject to the risks of restrictions on transfer of funds, export duties, quotas and embargoes, domestic and international customers and tariffs, changing taxation policies, foreign exchange restrictions, and political conditions and governmental regulations.
Operating Leases

We lease office space and equipment under noncancelable operating leases with terms of three years. The following is a schedule by years of future minimum rentals under the leases for the 12 month periods ending September 30:

  Year                                         Amount
  ----                                         ------
  2009                                       $ 21,068
  2010                                         20,349
  2011                                         20,870
  2012                                          4,776
  2013 and thereafter                               -
                                             --------
  Total                                      $ 67,063
                                             ========

The Company recognized rental expense of $10,073 and $11,187 for the three months ended September 30, 2008 and 2007, respectively. The Company occupies its Englewood, Colorado facility under a rental agreement that has a lease term that expires in December 2008. On October 1, 2008, the Company entered into an agreement to extend the lease term for an additional 36 months ending December 2011. On August 15, 2008, the Company entered into an operating lease agreement to lease a copier for 39 months ending October 2011.

The Company subleases space in its office to two tenants. Sublease income for the three months ended September 30, 2008 and 2007 were $10,226 and $11,187, respectively. All sublease income is treated as a reduction in rent expense.


9. Discontinued operations

The following foreign subsidiaries have been abandoned or sold and are classified as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the
Impairment or Disposal of Long-lived Assets as of September 30, 2007.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2008 and June 30, 2008 and
For the Three Month Periods Ended September 30, 2008 and 2007

Diamonaire Exploration (Pty)(Ltd)
As of June 30, 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. Diamonaire's pretax loss, reported in discontinued operations, for the three months ended September 30, 2008 and 2007 was $14,294 and $(264,712), respectively. The entity has been classified as discontinued operations for the three months ended September 30, 2008 and 2007.

The assets and liabilities of the discontinued operations are presented separately under the captions "Assets of discontinued operations" and "Liabilities of discontinued operations" in the accompanying Balance Sheets.

                                               As of September 30, 2007
                                               ------------------------
                                                       Diamonaire
                                               ------------------------
Assets of discontinued operations:
Current assets                                         $  41,000
Long term assets                                               -
                                                       =========
Total assets                                           $  41,000
Liabilities of discontinued division:
Current liabilities                                    $ 732,177
Long term liabilities                                          -
                                                       ---------
Total liabilities                                      $ 732,177
                                                       =========

The accompanying table illustrates the reporting of the discontinued operations on the face of the Statements of Operations for the three months periods ended September 30, 2008 and 2007.

                                             For the Three Month Period
                                               Ended September 30, 2008
                                             --------------------------
                                                     Diamonaire
                                               ------------------------
Discontinued operations:
Loss from operations of discontinued operations          $14,294
Income tax benefit                                        (7,891)
                                                         -------
Loss on discontinued operations                          $ 6,403
                                                         -------

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2008 and June 30, 2008 and
For the Three Month Periods Ended September 30, 2008 and 2007

                                             For the Three Month Period
                                               Ended September 30, 2007
                                             --------------------------
                                                       Diamonaire
                                               ------------------------
Discontinued operations:
Loss from operations of discontinued operations        $ (447,905)
Income tax benefit                                        183,193
                                                       ----------
Loss on discontinued operations                        $ (264,712)
                                                       -----------

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

                                            For the Three Month Periods,
                                                Ended September 30,
                                            ---------------------------
                                               2008          2007
                                               ----          ----
  Income (loss) from continuing
   operations                               $  499,181    $   18,033
                                            ==========    ==========
  Weighted-average number of common
   shares outstanding - Basic               21,477,550    21,477,550
  Effect of dilutive securities-Stock
   options                 -                         -       324,396
                                            ----------    ----------
  Weighted-average number of common
   shares outstanding - Diluted             21,477,550    21,801,946
                                            ==========    ==========

  Net earnings per share from continuing
   operations
    Basic                                   $     0.02   $     0.00
                                            ==========   ==========
    Diluted$                                $     0.02   $     0.00
                                            ==========   ==========

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2008 and June 30, 2008 and
For the Three Month Periods Ended September 30, 2008 and 2007

11. Equity

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
Weighted average expected life        5 years

The following schedule summarizes our stock option activity:

                                             Weighted     Weighted
                                              Average      Average    Aggregate
                                             Exercise     Remaining   Intrinsic
                                   Options     Price        Term         Value
                                   -------   --------     ---------   ---------
Outstanding at June 30, 2006      1,230,000    $0.13         2.55       $    -
                                  =========    =====         ====       ======
Options granted                           -        -            -            -
Options exercised                         -        -            -            -
Options expired                           -        -            -            -
                                  ---------    -----         ----       ------
Outstanding at September 30, 2006 1,230,000    $0.13         2.30       $    -
                                  =========    =====         ====       ======
Options granted                           -        -            -            -
Options exercised                         -        -            -            -
Options expired                           -        -            -            -
                                  ---------    -----         ----       ------
Outstanding at September 30, 2007 1,230,000    $0.13         1.30       $    -
                                  =========    =====         ====       ======
Options granted                           -        -            -            -
Options exercised                         -        -            -            -
Options expired                           -        -            -            -
                                  ---------    -----         ----       ------
Outstanding at September 30, 2008 1,230,000    $0.13         0.60       $    -
                                  =========    =====         ====       ======

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of September 30, 2008 and June 30, 2008 and
For the Three Month Periods Ended September 30, 2008 and 2007

12. Subsequent events

Collection of Receivable from Sale of Subsidiary
In October 2008, the Company collected 15,000,000 Rand (US $1,584,740) of its outstanding receivable from sale of subsidiary. 7,000,000 Rand (US$739,545) was sent to South Africa to satisfy the liabilities and closing expenses of Diamonaire, which was discontinued as of June 30, 2008.

VanMag addendum
In November 2008, the Company entered into an agreement with the purchaser of the VanMag subsidiary in which the purchaser agreed to pay $3,750,000 (US$) in place of the outstanding balance of 30,000,000 South African Rand. This amendment resulted in a restructuring gain of $787,037.

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

Basis of Presentation of the Financial Statements

Our financial statements include those of our parent company and our wholly owned South African subsidiary Diamonaire Exploration (Pty) Ltd) (Diamonaire) and our 66 2/3% owned subsidiary Vanadium and Magnetite Exploration & Development Co. (Pty) Ltd) (VanMag). We sold our interest in VanMag in December 2006. In June 2008, we adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue.

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

Results of Operations

At September 30, 2008, we had sold or adopted a plan to discontinue all of our natural resource operations. Our activities during fiscal 2009 have been limited to the activities of our Diamonaire subsidiary, searching for new business opportunities and collecting the remaining receivable related to the sale of our VanMag subsidiary. In October 2008 we collected $1,584,740 of this receivable and amended the terms to provide for the balance of the note to increase to $3.75 million and to be paid in US dollars. We expect to collect the $3.75 million balance of the sales price during fiscal 2009, although the uncertain economic conditions may delay some or all of amounts that we collect into future years.

Three month period ended September 30, 2008 compared to three month period ended September 30, 2007
Net income for three month period in 2008 totaled $505,584 compared to net loss of( $246,679) in the same period in 2007. Net income during the 2008 period resulted from the gain of 963,988 on the restructuring of the VanMag receivable. Additionally, we restructured the sale of VanMag in October 2008 which resulted in an additional gain of $53,297. The income (loss) from our discontinued operations $6,403 in the three month period in 2008 and ($264,712) in the same period in 2007.

Operating expenses for the three month period ended September 30, 2008 were $130,932 compared to $151,063 for the three month period ended September 30, 2007. Salaries decreased from $90,000 in 2007 to $48,000 in 2008 due to bonuses given to executive management in the 2007 three month period

General and Administrative expense in 2008 was $64,757compared to $46,882 in 2007. This increase was a result of an increase in public and investor relations activities in 2008,. We increased our investor and public relations activities after we received a portion of the proceeds of the sale of VanMag.

Interest income decreased from $6,162in 2007 to -0- in 2008 as a result of the decrease in our cash deposits between the two periods.

We had minimal Interest expense, either to related and third parties in 2008 as we repaid our third and related parties debts in fiscal 2007.

For the three month period ended September 30, 2008, we incurred related party expenses of $5,000 compared to $58,000 for the same period in 2007. These amounts were paid to affiliated companies for consulting services. Our CEO and CFO are executives with the affiliated companies. The decrease in related party expenses was due to the sale of VanMag and decrease in the need for consulting services relating to its business. These amounts are included in the loss from discontinued operations.

Inflation has not affected our operation.

Liquidity

September 30, 2008 compared to June 30, 2008
In the three month period ended September 30, 2008, our ability to generate adequate amounts of cash to meet our needs came from the sale of our subsidiary, VanMag. During fiscal year 2009, we relied on cash reserves related to the sale of VanMag in 2007. Our cash position decreased from $207,250 at June 30, 2008 to $84,350 at September 30, 2008, primarily due to cash used in both our continuing and discontinued operations of $122,900 during 2008. We will rely on our cash reserves, the collection of our receivable from the sale of VanMag, our bank line of credit and advances from principal shareholders to fund operations.

In October 2008, we collected $1,584,740 of the receivable related to the sale of VanMag and restructured the balance to be paid in US dollars. We used $739,545 of this amount to satisfy the liabilities of Diamonaire, which we elected to discontinue at June 30, 2008. In addition, we made loans to two companies totaling $400,000. One note is in the principal amount of $250,000, has certain financial assets as collateral, bears interest at 6.87% per annum, and has principal and interest due in one year. The second loan bears interest at 10% per annum, is without collateral, and is due in one year. The two companies are assisting the Company in connection with additional business opportunities.

Discontinued operations

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

Diamonaire Exploration (Pty) (Ltd)

As of June 2008, we adopted a plan to discontinue the operations of Diamonaire. . This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue Diamonaire's pretax (loss) , reported in discontinued operations, for the three month periods ended September 30, 2008, and 2007 was $(14,294) and $(447,905), respectively. The entity has been consolidated but classified as discontinued operations for the three month periods ending September 30, 2008, and 2007.

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


Item 4T.  Controls and Procedures.

During the three months ended September 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures effective as of September 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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