Form 10-Q/A
period 2008-12-31
PINNACLE RESOURCES INC
filed 2009-02-17
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended December 31, 2008
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

PART I -- FINANCIAL INFORMATION

PINNACLE RESOURCES, INC.

Item 1. Financial Statements

Condensed Balance Sheets, December 31, 2008 and June 30, 2008
Condensed Statements of Operations For Each of the Three and Six Month Periods ended December 31, 2008 and 2007
Condensed Statements of Cash Flows For Each of the Six Month Periods ended December 31, 2008 and 2007
Notes to Condensed Financial Statements

                                  Pinnacle Resources, Inc
Condensed Balance Sheets

ASSETS
                                                       As of            As of
                                                     December 31,      June 30,
                                                         2008            2008
                                                      ----------    ------------
Current assets:
  Cash                                              $  188,811       $  207,250
  Sublease rent receivable                               3,000           19,000
  Receivable from sale of subsidiary                 3,750,000        4,869,610
  Investments                                                -           13,000
  Deferred tax asset - current                       1,145,011        1,033,754
  Prepaid legal fees                                     8,284                -
  Advances for new business opportunities               50,000                -
  Interest receivable                                    4,479                -
  Notes receivable, unsecured                          150,000                -
  Notes receivable, secured                            250,000                -
  Current assets of discontinued operations             20,978           23,706
                                                    ----------       ----------
Total current assets                                 5,570,563        6,166,320
                                                    ----------       ----------
Equipment and leasehold improvements, net of
 accumulated depreciation of $10,242 at
 December 31, 2008 and June 30, 2008                         -                -
                                                    ----------       ----------
Total assets                                        $5,570,563       $6,166,320
                                                    ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $  130,653       $  181,225
  Deferred tax liability - current                   2,043,595        1,868,563
  Current liabilities of discontinued operations            47          734,176
                                                   -----------       ----------
Total liabilities                                    2,174,295        2,783,964
                                                   -----------       ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $0.01 per share;
   authorized 2,000,000 shares, issued and
   outstanding -0- shares at December 31, 2008
   and June 30, 2008                                           -              -
  Common stock, $.00001 par value, 875,000,000
   shares authorized, 21,477,550 and 20,377,550
   shares issued and outstanding at December 31,
   2008 and June 30, 2008                             $      215     $      215
Additional paid-in capital                             3,620,514      3,620,514
Other comprehensive income                                     -        130,332




Retained earnings                                       (224,461)      (368,705)
                                                     -----------    -----------
Total stockholders' equity                             3,396,268      3,382,356
                                                     ===========    ===========
Total liabilities and stockholders' equity           $ 5,570,563    $ 6,166,320
                                                     ===========    ===========



The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Condensed Statements of Operations

                                   For the Six Month Period    For the Three Month Period
                                       Ended December 31,          Ended December 31,
                                       2008         2007         2008         2007
                                    ----------   ----------   ----------   ----------
Operating expenses:
  Salaries                           $ 156,000     $ 138,000    $ 108,000     $ 48,000
  Professional fees                     28,709        22,757       10,534        8,576
  General and administrative           129,878        55,135       65,121        8,253
                                     ---------      --------     --------     --------
Total operating expenses               314,587       215,892      183,655       64,829
                                     ---------      --------     --------      -------
Total operating loss                  (314,587)     (215,892)    (183,655)     (64,829)
                                     ---------      --------     --------      -------
Other income (expense):
  Interest income                        6,043         6,647        6,043          485
  Interest expense                        (298)         (197)          (8)         (77)
  Restructuring gain on receivable
   from sale of subsidiary           1,017,285             -       53,297            -
  Other income                            (244)      (21,600)      (1,864)           -
                                     ---------      --------     --------      -------
    Other income (loss)              1,022,786       (15,150)      57,468          408
                                     ---------      --------     --------      -------
Income (loss) from continuing
 operations                            708,199      (231,042)    (126,187)     (64,421)
                                     ---------      --------     --------      -------
Income tax expense (benefit)           182,923      (256,047)    (152,282)     (71,393)
                                     ---------      --------     --------      -------
Net income (loss) from continuing
 operations                            525,276        25,005       26,095        6,972
                                     ---------      --------     --------      -------
Discontinued operations:
  Net income (loss) from
   discontinued operations, net of
   taxes                             (381,030)      (324,015)    (387,433)     (59,303)
  Gain on sale of discontinued
   operations, net of taxes                 -              -            -            -
                                    ---------       ---------   ---------     --------
Net income (loss)                   $ 144,246      $(299,010)   $(361,338)   $ (52,331)
                                    =========       =========   =========     ========
Earnings per share - Basic:
  Income from continuing operations    $ 0.02         $(0.01)      $(0.02)      $ 0.00
  Discontinued operations               (0.02)         (0.02)       (0.02)           -
                                       ------         ------       ------       ------
  Net income                           $ 0.00         $(0.03)      $(0.04)      $ 0.00
                                       ======         ======       ======       ======
Earnings per share - Diluted:
  Income from continuing operations    $ 0.02        $ 0.00        $ 0.00       $ 0.00
  Discontinued operations               (0.02)        (0.01)        (0.02)           -
                                     ---------      --------     --------      -------




  Net income                           $ 0.00        $(0.01)       $(0.02)      $ 0.00
                                       ======         ======       ======       ======
Weighted average number of shares
 outstanding:
-Basic                             21,477,550     21,477,550    21,477,550   21,477,550
                                   ==========     ==========    ==========   ==========
-Diluted                           21,477,550     21,630,555    21,477,550   51,521,506
                                   ==========     ==========    ==========   ==========

Pinnacle Resources, Inc.
Condensed Statements of Operations

                                                         For the Six Month Period
                                                            Ended December 31,
                                                         2008               2007
                                                         ----               ----
Cash flows provided by (used in)
 operating activities:
  Net income (loss)                                      $ 144,246      $(299,010)
  Net loss from discontinued operations                   (381,030)      (324,015)
                                                         ---------      ---------
  Net income (loss) from continuing operations             525,276         25,005
    Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operating
     activities:
      Write off of sublease rent receivable                (1,840)         7,000
      Impairment on investments                            (5,000)        21,600
      Gain on restructuring of sale of VanMag          (1,017,285)             -
      Recognized loss on currency translation             421,823              -
      Tax expense (benefit) from deferred tax
       asset - current                                   (111,257)      (401,650)
      Tax expense (benefit) from deferred tax asset
       - long term                                              -        177,417
      Tax expense (benefit) from deferred tax liability
       - current                                          175,032      1,691,683
      Tax expense (benefit) from deferred tax liability
       - long term                                              -     (1,947,730)
    Changes in operating assets and liabilities:
      Sublease rent receivable                             21,000        (12,350)
      Prepaid legal fees                                   (8,284)             -
      Interest receivable                                  (4,479)             -
      Accounts payable                                    (50,572)       (81,688)
      Other current liabilities                                 -              -
                                                        ---------     ----------
  Net cash used in operating activities of
   continuing operations                                 (436,616)      (844,728)
                                                        ---------     ----------
    Net cash provided (used in) discontinued
     operations:
      Net current assets                                    2,728        (62,411)
      Net current liabilities                            (734,131)       (63,271)
                                                         ---------     ----------
Net cash provided by (used in) operating
 activities                                            (1,168,019)      (125,682)
                                                        ---------      ----------
Cash flows used in investing activities:
  Advances                                                (50,000)             -
  Issuance of note receivable - unsecured                (150,000)             -
  Issuance of note receivable - secured                  (250,000)             -
  Purchase of investments                                       -       (118,600)
  Proceeds from sale of investments                        14,840        164,996
  Sale of subsidiary (VanMag)                           1,584,740              -
                                                        ---------      ---------




Net cash used in investing activities                   1,149,580         46,396
                                                        ---------     ----------
Net increase (decrease) in cash                           (18,439)       (79,286)
Cash - beginning of period                                207,250      1,022,489
                                                        ---------      ---------
Cash - end of period                                    $ 188,811      $ 943,203
                                                        =========      =========

Supplemental Cash Flow Information

                                                    For the Six Month Period
                                                         Ended December 31,
                                                      2008               2007
                                                      ----               ----
Cash paid for:
Interest                                            $     298         $     197
Taxes                                               $       -         $       -

Non - Cash Items
Currency translation effect:
Other comprehensive income                          $(864,072)        $       -
Receivable of subsidiary                            $(864,072)        $       -

The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2008 and June 30, 2008 and
For the Three and Six Month Periods Ended December 31, 2008 and 2007

1.  Description of the Company's Business

Pinnacle Resources, Inc. ("we" "our" "us" or the "Company") was incorporated under the laws of Wyoming in January 1995. We engage in exploring for and developing natural resources.

2. Summary of Significant Accounting Policies

Basis of presentation
Our financial statements include the accounts of the Company and our discontinued South African subsidiary; wholly owned Diamonaire Exploration (Pty) (Ltd) (for the three and six months ended December 31, 2008 and 2007) ("Diamonaire"). All significant intercompany balances and transactions have been eliminated in combination.

In June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. The Company has recorded Diamonaire's balance sheets and statements of operations as discontinued operations as of and for the three and six months ended December 31, 2008 and 2007 (Note 9 - Discontinued operations).

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2008 and June 30, 2008 and
For the Three and Six Month Periods Ended December 31, 2008 and 2007

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

Concentration of Credit Risk
At December 31, 2008, the Company had $255,162 on deposit, of which $3,768 exceeded United States FDIC federally insured limit of $250,000 per bank.

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2008 and June 30, 2008 and
For the Three and Six Month Periods Ended December 31, 2008 and 2007

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

Investments
Fair values of long-term investments are based on management's estimates and pricing models using prevailing financial market information. As there is no quoted market price at December 31, 2008, the fair value of such financial instruments is not necessarily representative of the amount that could be realized or settled.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2008 and June 30, 2008 and
For the Three and Six Month Periods Ended December 31, 2008 and 2007

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2008 and June 30, 2008 and
For the Three and Six Month Periods Ended December 31, 2008 and 2007

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2008 and June 30, 2008 and
For the Three and Six Month Periods Ended December 31, 2008 and 2007

selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.


3.  Related party transactions

Consulting Services
During the three and six months ended December 31, 2008 and 2007, we paid affiliated companies $20,000, $25,000, $3,000 and $10,050, respectively, for consulting services. Our CEO and CFO are executives with the affiliated companies. These amounts are included in the loss from discontinued operations.


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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2008 and June 30, 2008 and
For the Three and Six Month Periods Ended December 31, 2008 and 2007

In May 2007, after the Buyer failed to make its April 2007 agreed upon payment of $4,800,000, the Company and the Buyer entered into a First Addendum to the Agreement (the "First Addendum"). The First Addendum established a payment schedule as follows:

   -   the initial $200,000 as previously paid
   -   $4,800,000 due immediately upon the signing of the First
Addendum, with $3,200,000 paid to the Company and $1,600,000 held in an escrow account until resolution of an unrelated dispute in the other 33.3% shareholder group of VanMag
   - $4,000,000 was to be paid in May 2008, upon the issuance of new mining rights were to be issued

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

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2008 and June 30, 2008 and
For the Three and Six Month Periods Ended December 31, 2008 and 2007

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

The Buyer paid $250,000 (2,000,000 South African Rand at an 8:1 currency conversion rate) upon signing of the Revised Second Addendum. This resulted in the Company recognizing a gain on currency conversion of $546, which was recognized as other comprehensive income. As a result of the Revised Second Addendum converting the unpaid agreement amount to South African Rand, the Company recognized a restructuring expense of $10,723 based on the conversion rate at the signing date of the Revised Second Addendum.
In July 2008, the Buyer had failed to make the payments required by the Revised Second Addendum, and a Third Addendum to the Initial Agreement was entered into. The Third Addendum superceded and cancelled all previous agreements and understandings, increased the sales price to $9,275,000, and re-modified the satisfaction of the unpaid balance payable as follows:

   -   $200,000 previously paid
   -   $3,200,000 previously paid
   -   $250,000 previously paid (as 2,000,000 SA Rand at 8:1)
   - $5,625,000 to be paid to the Trust Account of Brink, Bonsma & De Bruyn, within 3 days following the signing of the Third Addendum in the form of 45,000,000 South African Rand at a fixed conversion rate of 8:1

The Third Addendum resulted in the Company recognizing an immediate restructuring gain in other income of $963,988 and realizing a gain on
currency conversion of $363,469 in other comprehensive income.   Golden
Falls failed to put any of the 45,000,000 South African Rand into the trust account. At September 30, 2008, the Company realized a loss on currency conversion of $785,291 which is presented in other comprehensive income.
In October 2008, Golden Falls made a payment to the Company of 15,000,000 South African Rand (at the agreed upon conversion rate of 8:1). The Company realized a loss on currency translation of $290,260 which was shown as other comprehensive income.

In November 2008, after Golden Falls had failed to pay the remaining 30,000,000 South African Rand at the stipulated conversion rate of 8:1, the Company and Golden Falls informally agreed that the remaining amount payable of 30,000,000 Rand would be due and payable in the amount of $3,750,000 (US$). This event eliminated the other comprehensive income and reduced the gain on the restructuring of the agreement.

As of January 31, 2009, this amount is still due and payable and shown as a receivable from sale of subsidiary on the face of the Company's balance sheet.

5. Investments

The Company has investments consisting of loans to various individuals and entities of the following:
                                             As of December 31,
                                                     2008
                                             -------------------
Investments                                      $       0
                                                 =========

The Company assesses all investments for impairment on an annual basis. Impairment losses related to these investments was $6,840, $5,000, $0 and $18,500 for the three and six months ended December 31, 2008 and 2007, respectively.


6.  Advances and Notes Receivable

In November 2008, the Company made loans to two companies totaling $400,000. One note is in the principal amount of $250,000, has certain financial assets as collateral, bears interest at 6.8% per annum, and has principal and interest due in one year. The second loan bears interest at 10% per annum, is without collateral, and is also due in one year. The two companies are assisting the Company in connection with additional business opportunities.

                                                 As of December 31,
                                                        2008
                                                 -----------------
Unsecured note receivable to a private
 entity, due one year from date of issuance
 at 10% interest                                    $  150,000
                                                    ==========
Secured note receivable to a public entity,
 due one year from date of issuance at an
 interest rate 6.8236%                              $  250,000
                                                    ==========

Interest expense of $0, $0, $0 and $0 was recorded on the notes above for the three and six months ended December 31, 2008 and 2007, respectively.

In addition, the Company advanced each entity $25,000 to be payable on demand bearing no interest.

7.  Property and equipment

Our office equipment and furniture, with a cost basis of $10,242, was fully depreciated prior to the periods that are being reported upon. As the office equipment and furniture is still being used by the Company, its fully depreciated costs are carried on its books at December 31, 2007.

Accordingly, there was no depreciation expense recognized during the three and six month periods ended December 31, 2008 and 2007.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2008 and June 30, 2008 and
For the Three and Six Month Periods Ended December 31, 2008 and 2007

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

Going Concern and Management's Plan

The Company has historically relied on its ability to raise money through debt and the sales of investment equity interests to meet its cash flow requirements. The Company has cash available in the amount of approximately $188,811 as of December 31, 2008. However, the Company has adopted a plan to discontinue all of its operating subsidiaries as of June 30, 2008. As a result, the Company will need additional funds to meet the development and exploratory opportunities until sufficient cash flows are generated to sustain the pursuit of operations.

Operating Leases
We lease office space and equipment under noncancelable operating leases with terms of three years. The following is a schedule by years of future minimum rentals under the leases for the 12 month periods ending December 31:

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2008 and June 30, 2008 and
For the Three and Six Month Periods Ended December 31, 2008 and 2007

Year                               Amount
----                               ------
2009                            $  19,964
2010                               20,477
2011                               20,527
2012                                    -
2013 and thereafter                     -
                                ---------
Total                           $  60,968
                                =========

The Company recognized rental expense of $13,798, $25,198, $7,782, and $18,969 for the three and six months ended December 31, 2008 and 2007, respectively. The Company occupies its Englewood, Colorado facility under a rental agreement that has a lease term that was to expire in December 2008. On October 1, 2008, the Company entered into an agreement to extend the lease term for an additional 36 months ending December 2011. On August 15, 2008, the Company entered into an operating lease agreement to lease a copier for 39 months ending October 2011.

The Company subleases space in its office to two tenants. Sublease income for the three and six months ended December 31, 2008 and 2007 was $9,000, $18,000, $4,000 and $7,000, respectively. All sublease income is treated as a reduction in rent expense.


9.  Discontinued operations

The following foreign subsidiaries have been abandoned or sold and are classified as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the
Impairment or Disposal of Long-lived Assets as of December 31, 2007.

Diamonaire Exploration (Pty) (Ltd)
As of June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. Diamonaire's pretax loss, reported in discontinued operations, for the three and six months ended December 31, 2008 and 2007 was $514,472, $500,178, $100,343 and $548,248,
respectively. The entity has been classified as discontinued operations for the three and six months ended December 31, 2008 and 2007.

The assets and liabilities of the discontinued operations are presented separately under the captions "Assets of discontinued operations" and "Liabilities of discontinued operations" in the accompanying Balance Sheets.

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2008 and June 30, 2008 and
For the Three and Six Month Periods Ended December 31, 2008 and 2007


                                                          As of
                                                       December 31,
Assets of discontinued operations:                        2008
                                                      ------------
Current assets                                          $ 20,978
Long term assets                                               -
Total assets                                            $ 20,978
                                                        ========
Liabilities of discontinued division:
Current liabilities                                     $     47
Long term liabilities                                          -
                                                        --------
Total liabilities                                       $     47
                                                        ========

The accompanying table illustrates the reporting of the discontinued operations on the face of the Statements of Operations for the three and six month periods ended December 31, 2008 and 2007.

                                                  For the Six       For the Three
                                                 Month Period       Month Period
                                                     Ended              Ended
                                                  December 31,       December 31,
                                                     2008               2008
                                                 ------------      ------------
<s>                                                  <c>                <>
Discontinued operations:
Loss from operations of discontinued operations    $ (500,178)       $ (514,472)
Income tax benefit                                    119,148           127,039
                                                   ----------        ----------
Loss on discontinued operations                    $ (381,030)       $ (387,433)
                                                   ==========        ==========



Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2008 and June 30, 2008 and
For the Three and Six Month Periods Ended December 31, 2008 and 2007

                                                  For the Six       For the Three
                                                 Month Period       Month Period
                                                     Ended              Ended
                                                  December 31,       December 31,
                                                     2007               2007
                                                 ------------      ------------
Discontinued operations:
Loss from operations of discontinued operations    $ (548,248)       $ (100,343)
Income tax benefit                                    224,233            41,040
                                                   ----------        ----------
Loss on discontinued operations                    $ (324,015)       $ (59,303)
                                                   ==========        ==========

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

                               For the Six Month Periods   For the Three Month Periods
                                  Ended December 31,            Ended December 31,
                                  2008           2007         2008             2007
                                  ----           ----         ----             ----
Income (loss) from continuing
 operations                      $ 525,276    $    25,005   $   26,095      $     6,972
                                ==========    ===========    =========      ===========
Weighted-average number of
 common shares outstanding
  - Basic                       21,477,550     21,477,550   21,477,550       20,377,550
Effect of dilutive securities
 - Stock options                         -        153,005            -       30,043,956
                                ----------    -----------   ----------       ----------
Weighted-average number of
 common shares outstanding
 - Diluted                      21,477,550     21,630,555   21,477,550       51,521,506
                                ==========     ==========   ==========       ==========
Net earnings per share from
 continuing operations:
 Basic                              $ 0.02         $ 0.00     $ 0.00            $ 0.00
                                    ======         ======      ======           =======
 Diluted                            $ 0.02         $ 0.00     $ 0.00            $ 0.00
                                    ======         ======      ======           =======

Pinnacle Resources, Inc.
Notes to the Condensed Financial Statements

As of December 31, 2008 and June 30, 2008 and
For the Three and Six Month Periods Ended December 31, 2008 and 2007

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
Weighted average expected life        5 years

In November 2008, the Board of Directors passed a resolution to reduce the exercise price of the outstanding options from $0.13 to $0.02, which was the prior day's closing stock price. The Board also made the options transferable and assignable at the sole discretion of the option holder.

The following schedule summarizes our stock option activity:

                                          Weighted Average  Weighted Average  Aggregate
                                              Exercise          Remaining     Intrinsic
                                   Options     Price              Term          Value
                                   -------   --------          ---------     ---------
Outstanding at June 30, 2006      1,230,000    $0.13               2.67       $    -
                                  =========    =====               ====       ======
Options granted                           -        -                  -            -
Options exercised                         -        -                  -            -
Options expired                           -        -                  -            -
                                  ---------    -----               ----       ------
Outstanding at December 31, 2006  1,230,000    $0.13               2.07       $    -
                                  =========    =====               ====       ======
Options granted                           -        -                  -            -
Options exercised                         -        -                  -            -
Options expired                           -        -                  -            -
                                  ---------    -----               ----       ------
Outstanding at December 31, 2007  1,230,000    $0.13               1.07       $    -
                                  =========    =====               ====       ======
Options granted                           -        -                  -            -
Options exercised                         -        -                  -            -
Options expired                           -        -                  -            -
                                  ---------    -----               ----       ------
Outstanding at December 31, 2008  1,230,000    $0.02               0.07       $    -
                                  =========    =====               ====       ======

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

Results of Operations

At June 30, 2008, we had sold or adopted a plan to discontinue all of our natural resource operations. Our activities during fiscal 2009 have been limited to the activities of Diamonaire, searching for new business opportunities and collecting the remaining receivable related to the sale of our VanMag subsidiary. In October 2008 we collected $1,584,740 of this receivable and amended the terms to provide for the balance to be paid in US dollars. We expect to collect the $3.75 million balance of the sales price during fiscal 2009, although the uncertain economic conditions may delay some or all of amounts that we collect into future years.

Three month period ended December 31, 2008 compared to three month period ended December 31, 2007

Net (loss) for the three month period in 2008 totaled ($361,338) compared to net (loss) of ($52,331) in the three month period in 2007. This change resulted mainly from the increase in the gain from the sale of our 66 2/3% interest in VanMag. Additionally, we restructured the sale of VanMag in 2008 which resulted in an expense of $(560,813) of $53,297 offset by the increase in the loss from discontinued operations of $328,130.

Operating expenses for the three month period ended December 31, 2008 were $183,655 compared to $64,829 for the same period in 2007.
Salaries increased from $48,000 in 2007 to $108,000 in 2008 due to salary increases given to executive management after the sale of our interest in VanMag in December 2006.

General and Administrative expense in the three month period in 2008 was $65,121 compared to $8,253 in the same period in 2007. This increase was a result of increased invertor relations costs of $7,359, geological survey costs of $21,000 and travel costs of $25,000.

For the three month period ended December 31, 2008, we incurred related
party expenses of $20,000 compared to $3,000   for the same period in
2007. These amounts were paid to affiliated companies for consulting services. Our CEO and CFO are executives with the affiliated companies. The decrease in related party expenses was due to the sale of VanMag and decrease in the need for consulting services relating to its business. These amounts are included in the loss from discontinued operations.

Inflation has not affected our operation.

Six month period ended December 31, 2008 compared to six month period ended December31, 2007
Net income for six month period in 2008 totaled $144,246 compared to net loss of $299,010 in the same period in 2007. This change resulted mainly from the increase in net gain from the restructure of- the sale of our 66 2/3% interest in VanMag. The net (loss) from our discontinued operations was($381,030) in the six month period in 2008 compared to net loss from discontinued operations of $324,015 in the same period in the prior year.

Operating expenses for the six month period ended December 31, 2008 were $314,587compared to $215,892 for the same period in 2007. Salaries increased from $138,000 in 2007 to $156,000 in 2008 due to salary increases and bonuses given to our executive management.

General and Administrative expense in the six month period in 2008 was $129,878 compared to $55,135 in the same period in 2007. This increase is a result of increased investor relation costs of $10,000, geological survey costs of $21,000, rent expense of $6,000 and travel costs of $35,000.

For the six month period ended December 31, 2007, we incurred related party expenses of $25,000 compared to $10,500 for the same period in 2007. These amounts were paid to affiliated companies for consulting services. Our CEO and CFO are executives with the affiliated companies. The increase in related party expenses was due to the need for consulting services relating to VanMag prior to its sale. These amounts are included in the loss from discontinued operations.

Liquidity

December 31, 2008 compared to June 30, 2008
During the six month period in 2008, we relied on cash reserves related to the sale of VanMag in December 2006. Our cash position decreased from $207,250 at June 30, 2008 to $188,811 at December31, 2008,
primarily due to cash used in both our continuing and discontinued operations of $1,168,019 during the six month period ended December 31 2008 offset by the collection on our note receivable of $1,584,740. We will rely on our cash reserves, the collection of our receivable from the sale of VanMag, our bank line of credit and advances from principal shareholders to fund operations.

In October 2008, we collected $1,584,740 of the receivable related to the sale of VanMag and restructured the balance to be paid in US dollars. We used $739,545 of this amount to satisfy obligations of VanMag and liabilities of Diamonaire, which we elected to discontinue at June 30, 2008. In addition, we made loans to two companies totaling $400,000. One note is in the principal amount of $250,000, has certain financial assets as collateral, bears interest at 6.87% per annum, and has principal and interest due in one year. The second loan bears interest at 10% per annum, is without collateral, and is due in one year. The two companies are assisting the Company in connection with additional business opportunities.

Discontinued operations

Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd)

In January, 2007, we concluded a written share sale agreement with Golden Fall Trading 565 Ltd to sell our 66 2/3% interest in Van Mag. We decided to sell the subsidiary as we were able to realize a substantial gain on the original investment. The original selling price was $9,000,000, which was subsequently revised through a number of addendums. The assets sold consist primarily of prepaid royalties, and the buyer also assumed intercompany loans, including accrued interest.

Diamonaire Exploration (Pty) (Ltd)

As of June 2008, we adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. Diamonaire's pretax (loss), reported in discontinued operations, for the six month periods ended December 31, 2008 and 2007 was (381,030) and ($324,233), respectively.

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

Item 4T.  Controls and Procedures.

During the three months ended December 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures effective as of December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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