Form 10-Q
period 2009-03-31
PINNACLE RESOURCES INC
filed 2009-05-20
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2009
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock as of May 15, 2009 was 21,477,550.

PART I -- FINANCIAL INFORMATION

PINNACLE RESOURCES, INC.

Item 1. Financial Statements

Condensed Balance Sheets, March 31, 2009 and June 30, 2008
Condensed Statements of Operations For Each of the Three and Nine Month Periods ended March 31, 2009 and 2008
Condensed Statements of Cash Flows For Each of the Three and Nine Month Periods ended March 31, 2009 and 2008
Notes to Condensed Financial Statements

                                  Pinnacle Resources, Inc
Condensed Balance Sheets

ASSETS
                                                     As of            As of
                                                   March 31,         June 30,
                                                      2009            2008
                                                   ----------    ------------
Current Assets:
  Cash                                              $  110,566        $  207,250
  Sublease rent receivable                                   -            19,000
  Receivable from sale of subsidiary                 3,750,000         4,869,610
  Investments                                                -            13,000
  Deferred tax asset - current                       1,144,191         1,033,754
  Prepaid legal fees                                       549                 -
  Interest receivable                                   13,202                 -
  Notes receivable                                     450,000                 -
  Current assets of discontinued operations             20,978            23,706
                                                    ----------        ----------
Total current assets                                 5,489,486         6,166,320
                                                    ----------        ----------
Equipment and leasehold improvements, net of
  accumulated depreciation and amortization of
    $10,242 and $10,242 at March 31, 2009 and
    June 30, 2008                                            -                 -
                                                    ----------        ----------
Total assets                                        $5,489,486        $6,166,320
                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $  139,773        $  181,225
  Deferred tax liability - current                   2,122,478         1,868,563
  Current liabilities of discontinued
    operations                                              47           734,176
                                                    ----------        ----------
Total liabilities                                   $2,262,298        $2,783,964
                                                    ==========        ==========
Commitments and contingencies

  Stockholders' equity:
  Preferred stock, $0.01 per share par value;
   authorized 2,000,000 shares, issued and
   outstanding -0- shares at March 31, 2009
    and June 30, 2008                                        -                 -




  Common stock, $0.00001 par value; 875,000,000
   shares authorized; issued and outstanding
   21,477,550 shares issued and outstanding at
   March 31, 2009 and June 30, 2008                        215               215
  Additional paid-in capital                         3,620,514         3,620,514
  Other comprehensive income                                 -           130,332
  Retained earnings                                   (393,541)         (368,705)
                                                    ----------        ----------
      Total stockholders' equity                     3,227,188         3,382,356
                                                    ----------        ----------
      Total liabilities and stockholders' equity    $5,489,486        $6,166,320
                                                    ==========        ==========


The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Condensed Statements of Operations

                                   For the Nine Month Period  For the Three Month Period
                                       Ended March 31,             Ended March 31,
                                       2009         2008         2009         2008
                                    ----------   ----------   ----------   ----------
Operating expenses:
  Salaries                          $  204,000   $  186,000   $   48,000   $   48,000
  Professional fees                     46,064       48,778       17,355       26,021
  General and administrative           162,786       88,406       32,908       33,271
                                    ----------   ----------   ----------   ----------
    Total operating expenses           412,850      323,184       98,263      107,292
                                    ----------   ----------   ----------   ----------
Total operating income (loss)         (412,850)    (323,184)     (98,263)    (107,292)
Other income (expense):
  Interest income                       15,065        6,651        9,022            4
  Interest expense                        (301)        (266)          (3)         (69)
  Restructuring gain on receivable
    from sale of subsidiary          1,017,285       49,910            -       49,910
  Other income                           1,620      (41,450)       1,864      (19,850)
                                    ----------   ----------   ----------   ----------
    Other income(loss)               1,033,669       14,845       10,883       29,995
                                    ----------   ----------   ----------   ----------
Income (loss) from continuing
 operations                            620,819     (308,339)     (87,380)     (77,297)
                                    ----------   ----------   ----------   ----------
Income tax expense (benefit)           261,806     (341,710)      78,883      (85,663)
                                    ----------   ----------   ----------   ----------
Net income (loss) from continuing
 operations                            359,013       33,371     (166,263)       8,366
                                    ----------   ----------   ----------   ----------
Discontinued Operations:
   Net income (loss) on discontinued
     operations, net of taxes         (383,848)    (489,869)      (2,818)    (165,854)
  Gain on sale of discontinued
     operations, net of taxes                -            -            -            -
                                    ----------   ----------   ----------   ----------
Net income (loss)                   $  (24,835)  $ (456,498)  $ (169,081)  $ (157,488)
                                    ==========   ==========   ==========   ==========
Earnings per share - Basic:
  Income from continuing operations $     0.02   $    (0.02)  $    (0.01)  $     0.00
  Discontinued operations                (0.02)       (0.02)        0.00        (0.01)
                                    ----------   ----------   ----------   ----------




  Net income                        $     0.00   $    (0.04)  $    (0.01)  $     0.01
                                    ==========   ==========   ==========   ==========
Earnings per share - Diluted:
  Income from continuing operations $     0.02   $     0.00   $    (0.01)  $     0.00
  Discontinued operations                (0.02)       (0.02)        0.00        (0.01)
                                    ----------   ----------   ----------   ----------
  Net income                        $     0.00  $     (0.02)  $    (0.01)  $    (0.01)
                                    ==========   ==========   ==========   ==========
Weighted average number of shares
 outstanding:
  -Basic                            21,477,550   21,477,550   21,477,550   21,477,550
                                    ==========   ==========   ==========   ==========
 -Diluted                           21,477,550   21,579,740   21,477,550   21,477,550
                                    ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Condensed Statements of Cash Flows

                                             For the Nine Month Period
                                                   Ended March 31,
                                                 2009         2008
                                              ----------   ----------
Cash flows provided by (used in ) operating
 activities:
Net income (loss)                              $ (24,835)    $(456,498)
Net income (loss) from discontinued operations  (383,848)     (489,869)
                                              ----------    ----------
Net income (loss) from continuing operations     359,013        33,371
  Adjustments to reconcile net income
  (loss) to net cash (used in) provided
   by operating activities:
    Write off of sublease rent receivable         (5,000)        7,000
    Impairment on investments                      1,840        41,450
    Gain on restructuring of sale of VanMag   (1,017,285)     (600,000)
    Recognized loss on currency translation      421,823             -
    Tax expense (benefit) from deferred tax
      asset - current                           (110,437)     (339,012)
    Tax expense (benefit) from deferred tax
      liability - current                        253,915     1,606,020
    Tax expense (benefit) from deferred tax
      liability - long term                            -    (1,947,730)
  Changes in operating assets and liabilities:
    Sublease rent receivable                      24,000       (11,350)
    Prepaid legal fees                              (549)            -
    Interest receivable                          (13,202)            -
    Accounts payable                             (41,452)      (84,605)
    Other current liabilities                          -        25,016
                                              ----------    ----------
Net cash used in operating activities
  of continuing operations                      (511,182)   (1,759,709)
                                              ----------    ----------
  Net cash provided by (used in) discontinued
   operations:
    Net current assets                             2,728        66,660
    Net current liabilities                     (734,130)      667,863
                                              ----------    ----------
Net cash provided by (used in) operating
 activities                                   (1,242,584)   (1,025,186)
                                              ----------    ----------
Cash flows used in investing activities:
  Issuance of note receivable - secured         (450,000)            -
  Purchases from investments                           -       (95,450)
  Proceeds from sale of investments               11,160       134,281
  Sale of subsidiary (Van Mag)                 1,584,740             -
                                              ----------    ----------




Net cash provided by investing activities      1,145,900        38,831
                                              ----------    ----------
Net increase (decrease) in cash                  (96,684)     (986,355)
Cash-beginning of period                         207,250     1,022,489
                                              ==========    ==========
Cash-end of period                            $  110,556    $   36,134
                                              ==========    ==========

Supplemental Cash Flow Information

                                             For the Nine Month Period
                                                 Ended March 31,
                                                 2009         2008
                                              ----------   ----------
Cash paid for:
  Interest                                     $     301    $    266
  Taxes                                        $       -    $      -

Non-Cash Items
Currency translation effect:
  Other comprehensive income                   $(864,072)   $      -
  Receivable of subsidiary                     $ 864,072    $      -





The accompanying notes are an integral part of the financial statements

                             Pinnacle Resources, Inc.
                    Notes to the Condensed Financial Statements

                    As of March 31, 2009 and June 30, 2008 and
     For the Three and Nine Month Periods Ended March 31, 2009 and 2008

1.  Description of the Company's Business

Pinnacle Resources, Inc. ("we" "our" "us" or the "Company") was incorporated under the laws of Wyoming in January 1995. We engage in exploring for and developing natural resources.

2.   Summary of Significant Accounting Policies

Basis of presentation

Our financial statements include the accounts of the Company and our discontinued South African subsidiary; wholly owned Diamonaire
Exploration (Pty) (Ltd) (for the three and nine months ended March 31, 2009 and 2008) ("Diamonaire"). All significant intercompany balances and transactions have been eliminated in combination.

In June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold with a one year period during which the activities of Diamonaire will continue. The Company has recorded Diamonaire's balance sheets and statements of operations as discontinued operations as of and for the three and nine months ended March 31, 2009 and 2008 (Note 9 -

Discontinued operations

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

                             Pinnacle Resources, Inc.
                    Notes to the Condensed Financial Statements

                    As of March 31, 2009 and June 30, 2008 and
     For the Three and Nine Month Periods Ended March 31, 2009 and 2008

2.   Summary of Significant Accounting Policies - continued

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

Concentration of Credit Risk

At March 31, 2009, the Company had $110,566 on deposit, which did not exceed the United States FDIC federally insured limit of $250,000 per bank.

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

                             Pinnacle Resources, Inc.
                    Notes to the Condensed Financial Statements

                    As of March 31, 2009 and June 30, 2008 and
     For the Three and Nine Month Periods Ended March 31, 2009 and 2008

2.   Summary of Significant Accounting Policies - continued

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

Investments

Fair values of long-term investments are based on management's estimates and pricing models using prevailing financial market information. As there is no quoted market price at March 31, 2007, the fair value of such financial instruments is not necessarily representative of the amount that could be realized or settled.

                             Pinnacle Resources, Inc.
                    Notes to the Condensed Financial Statements

                    As of March 31, 2009 and June 30, 2008 and
     For the Three and Nine Month Periods Ended March 31, 2009 and 2008

2.   Summary of Significant Accounting Policies - continued
Concentrations of operations outside the our home country

Substantially all of our past operations have been conducted in the Republic of South Africa. As such, we are subject to the South African laws and regulations, including currency restrictions and tax laws.

Foreign currency adjustments

The financial position and operating results of all foreign operations are measured using the local currencies of the countries in which the Company operates as the functional currency. Local currency assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation adjustments are recorded as a component of income
(loss) on discontinued operations. All translation adjustments related to the receivable on the sale of subsidiary are carried in shareholders' equity as other comprehensive income.

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

                             Pinnacle Resources, Inc.
                    Notes to the Condensed Financial Statements

                    As of March 31, 2009 and June 30, 2008 and
     For the Three and Nine Month Periods Ended March 31, 2009 and 2008

2.   Summary of Significant Accounting Policies - continued

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

                             Pinnacle Resources, Inc.
                    Notes to the Condensed Financial Statements

                    As of March 31, 2009 and June 30, 2008 and
     For the Three and Nine Month Periods Ended March 31, 2009 and 2008

2.   Summary of Significant Accounting Policies - continued

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

3.  Related party transactions

Consulting Services

During the three and nine months ended March 31, 2009 and 2008, we paid affiliated companies $20,000, $25,000, $3,000 and $10,500, respectively, for consulting services. Our CEO and CFO are executives with the affiliated companies. These amounts are included in the loss from discontinued operations.

4.  Sale of Subsidiary - VanMag

In November 2006, the Company entered into an agreement with Golden Falls Trading 565 LTD ("Golden Falls") (the "Buyer") to sell its 66.7% share VanMag (the "Initial "Agreement"). The Initial Agreement called for a purchase price of $9,000,000, in U.S. dollars with payments as follows:

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

                             Pinnacle Resources, Inc.
                    Notes to the Condensed Financial Statements

                    As of March 31, 2009 and June 30, 2008 and
     For the Three and Nine Month Periods Ended March 31, 2009 and 2008

4.  Sale of Subsidiary - VanMag - continued

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

                             Pinnacle Resources, Inc.
                    Notes to the Condensed Financial Statements

                    As of March 31, 2009 and June 30, 2008 and
     For the Three and Nine Month Periods Ended March 31, 2009 and 2008

4.  Sale of Subsidiary - VanMag - continued

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

                             Pinnacle Resources, Inc.
                    Notes to the Condensed Financial Statements

                    As of March 31, 2009 and June 30, 2008 and
     For the Three and Nine Month Periods Ended March 31, 2009 and 2008

4.  Sale of Subsidiary - VanMag - continued

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

As of May 20, 2009, this amount is still due and payable and shown as a receivable from sale of subsidiary on the face of the Company's balance sheet.

5.  Investments

The Company has investments consisting of loans to an entity of the following:

                    As of March 31,
                          2009
                    ---------------
 Investments             $    0
                         ======

The Company assesses all investments for impairment on an annual basis. Impairment losses related to these investments was $0, $1,840, $19,850 and $41,450 for the three and nine months ended March 31, 2009 and 2008, respectively.

6.  Advances and Notes Receivable

In November and December 2008, the Company made loans to two companies totaling $450,000. One note is in the principal amount of $250,000, has certain financial assets as collateral, bears interest at 6.8% per annum, and has principal and interest due in one year. The second loan, for $150,000, bears interest at 10% per annum, is without collateral, and is also due in one year. The final two loans were

                             Pinnacle Resources, Inc.
                    Notes to the Condensed Financial Statements

                    As of March 31, 2009 and June 30, 2008 and
     For the Three and Nine Month Periods Ended March 31, 2009 and 2008

6.  Advances and Notes Receivable - continued

demand notes for $25,000 each, bearing interest at 10% per annum. The two companies are assisting the Company in connection with additional business opportunities.

                                                      As of March 31,
                                                            2009
                                                      ---------------
   -  Unsecured notes receivable to a private
       entity, due one year from date of issuance
       at 10% interest                                    $  200,000
   -  Secured note receivable to a public entity,
        due one year from date of issuance at an
        interest rate 6.8236%                                250,000
                                                          ----------
Total                                                     $  450,000
                                                          ----------

Interest income of $8,639, $13,202, $0 and $0 was recorded on the notes above for the three and nine months ended March 31, 2009 and 2008, respectively.

7.  Property and equipment

Our office equipment and furniture, with a cost basis of $10,242, was fully depreciated prior to the periods that are being reported upon. As the office equipment and furniture is still being used by the Company, its fully depreciated costs are carried on its books at March 31, 2007.

Accordingly, there was no depreciation expense recognized during the three and nine month periods ended March 31, 2009 and 2008.

8.  Commitments and Contingencies

Legal actions

Certain conditions may exist as of the date the combined financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel

                             Pinnacle Resources, Inc.
                    Notes to the Condensed Financial Statements

                    As of March 31, 2009 and June 30, 2008 and
     For the Three and Nine Month Periods Ended March 31, 2009 and 2008

8.  Commitments and Contingencies - continued

evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Going Concern and Management's Plan

The Company has historically relied on its ability to raise money through debt and the sales of investment equity interests to meet its cash flow requirements. The Company has cash available in the amount of approximately $110,566 as of March 31, 2009. However, the Company has adopted a plan to discontinue all of its operating subsidiaries as of June 30, 2008. As a result, the Company will need additional funds to meet the development and exploratory opportunities until sufficient cash flows are generated to sustain the pursuit of operations.

Operating Leases

We lease office space and equipment under noncancelable operating leases with terms of three years. The following is a schedule by years of future minimum rentals under the leases:

Year                              Amount
2009 (remainder of the year)      $  14,973
2010                                 20,477
2011                                 20,527
2012                                      -
2013 and thereafter                       -
Total                             $  55,977
                                  =========

The Company recognized rental expense of $6,579, $31,777, $11,439, and $30,408 for the three and nine months ended March 31, 2009 and 2008, respectively. The Company occupies its Englewood, Colorado facility

                             Pinnacle Resources, Inc.
                    Notes to the Condensed Financial Statements

                    As of March 31, 2009 and June 30, 2008 and
     For the Three and Nine Month Periods Ended March 31, 2009 and 2008

8.  Commitments and Contingencies - continued

under a rental agreement that has a lease term that was to expire in December 2008. On October 1, 2008, the Company entered into an agreement to extend the lease term for an additional 36 months ending December 2011. On August 15, 2008, the Company entered into an operating lease agreement to lease a copier for 39 months ending October 2011.

The Company subleases space in its office to two tenants. Sublease income for the three and nine months ended March 31, 2009 and 2008 was $4,000, $22,000, $12,300 and $19,300, respectively. All sublease income is treated as a reduction in rent expense.

9.  Discontinued operations

The following foreign subsidiaries have been abandoned or sold and are classified as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the
Impairment or Disposal of Long-lived Assets as of March 31, 2007.

Diamonaire Exploration (Pty) (Ltd)

As of June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. Diamonaire's loss, net of taxes, reported in discontinued operations, for the three and nine months ended March 31, 2009 and 2008 was $2,818, $383,848, $165,854 and $489,869,
respectively. The entity has been classified as discontinued operations for the three and nine months ended March 31, 2009 and 2008.

The assets and liabilities of the discontinued operations are presented separately under the captions "Assets of discontinued operations" and "Liabilities of discontinued operations" in the accompanying Balance Sheets.

                                                             As of
                                                          March 31, 2009
Assets of discontinued operations:
Current assets                                              $   20,978
Long term assets                                                     -
                                                            ----------
Total assets                                                $   20,978
                                                            ==========

                             Pinnacle Resources, Inc.
                    Notes to the Condensed Financial Statements

                    As of March 31, 2009 and June 30, 2008 and
     For the Three and Nine Month Periods Ended March 31, 2009 and 2008

9.  Discontinued operations

Liabilities of discontinued division:
Current liabilities                                         $       47
Long term liabilities                                                -
                                                            ----------
Total liabilities                                           $       47
                                                            ==========

The accompanying table illustrates the reporting of the discontinued operations on the face of the Statements of Operations for the three and nine month periods ended March 31, 2009 and 2008.

                                               For the Nine            For the Three
                                               Month Period            Month Period
                                                   Ended                  Ended
                                                 March 31,               March 31,
                                                   2009                    2009
                                               ------------            ------------
Discontinued operations:
Loss from operations of discontinued
  operations                                    $  (502,178)           $   (2,000)
Income tax benefit                                  118,330                  (818)
                                                -----------            ----------
Loss on discontinued operations                 $  (383,848)           $   (2,818)

                                               For the Nine            For the Three
                                               Month Period            Month Period
                                                   Ended                  Ended
                                                 March 31,               March 31,
                                                   2009                    2008
                                               ------------             ------------
Discontinued operations:
Loss from operations of discontinued
  operations                                    $  (828,881)           $  (280,633)
Income tax benefit                                  339,012                114,779
                                                -----------            -----------
Loss on discontinued operations                 $  (489,869)           $  (165,854)
                                                ===========            ===========

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

                             Pinnacle Resources, Inc.
                    Notes to the Condensed Financial Statements

                    As of March 31, 2009 and June 30, 2008 and
     For the Three and Nine Month Periods Ended March 31, 2009 and 2008

shares outstanding during the period. The computation of basic earnings per share and diluted earnings per share for "Income from continuing operations" is as follows:

                               For the Nine Month Periods   For the Three Month Periods
                                   Ended March 31,               Ended March 31,
                                   2009        2008           2009           2008
                                   ----        ----           ----           ----
Income (loss) from continuing
  operations                    $  359,013   $   33,371   $  (166,263)  $     8,366
                                ==========   ==========   ===========   ===========
Weighted-average number of
  common shares outstanding
  - Basic                       21,477,550   21,477,550    21,477,550    21,477,550
Effect of dilutive securities
  - Stock options                        -      102,190             -             -

Weighted-average number of
  common shares outstanding
  - Diluted                     21,477,550   21,579,740    21,477,550    21,477,550
                                ==========   ==========    ==========    ==========

Net earnings per share from
  continuing operations:
Basic                           $     0.02    $    0.00     $    (0.01)  $    0.00
                                ==========    =========     ==========   =========
Diluted                         $     0.02    $    0.00     $    (0.01)  $    0.00
                                ==========    =========     ==========   =========

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
Weighted average expected life     5 years

                             Pinnacle Resources, Inc.
                    Notes to the Condensed Financial Statements

                    As of March 31, 2009 and June 30, 2008 and
     For the Three and Nine Month Periods Ended March 31, 2009 and 2008

11.  Equity - continued

In November 2008, the Board of Directors passed a resolution to reduce the exercise price of the outstanding options from $0.13 to $0.02, which was the prior day's closing stock price. The Board also made the options transferable and assignable at the sole discretion of the option holder.
The following schedule summarizes our stock option activity:

                                                Weighted      Weighted
                                                 Average       Average      Aggregate
                                                Exercise      Remaining     Intrinsic
                                    Options       Price          Term         Value
                                    -------     --------      ---------     ---------
Outstanding at June 30, 2006      1,230,000      $  0.13          3.03       $    -
                                  =========      =======          ====       ======
Options granted                           -            -             -            -
Options exercised                         -            -             -            -
Options expired                           -            -             -            -
                                  ---------      -------        ------       ------
Outstanding at June 30, 2007      1,230,000         0.13          2.03            -
                                  =========      =======        ======       ======
Options granted                           -            -             -            -
Options exercised                         -            -             -            -
Options expired                           -            -             -            -
                                  ---------      -------        ------       ------
Outstanding at June 30, 2008      1,230,000         0.13          1.03            -
                                  =========      =======        ======       ======
Options granted                           -            -             -            -
Options exercised                         -            -             -            -
Options expired                    (230,000)           -             -            -
                                  ---------      -------        ------       ------
Outstanding at March 31, 2009     1,000,000      $  0.02          0.03       $    -
                                  =========      =======        ======       ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presentation of our management's discussion and analysis should be read in conjunction with the financial statements and other financial information included elsewhere in this report.

Basis of Presentation of the Financial Statements

Our financial statements include those of Pinnacle Resources, Inc., the parent company and our two South African subsidiaries - our wholly owned subsidiary, Diamonaire Exploration (Pty) Ltd) and our 66 2/3 owned subsidiary, Vanadium and Magnetite Exploration & Development Co.
(Pty) Ltd). We sold our interest in VanMag in December 2006. In June 2008, we adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue.

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

Results of Operations

At September 30, 2008, we had sold or adopted a plan to discontinue all of our South African natural resource operations. Our activities during fiscal 2009 have been limited to the activities of our Diamonaire subsidiary, searching for new business opportunities and collecting the remaining receivable related to the sale of our VanMag subsidiary. In October 2008, we collected $1,584,740 of this receivable and amended the terms to provide for the balance of the note to increase to $3.75 million and to be paid in US dollars. We expect to collect the $3.75 million balance of the sales price during fiscal 2009, although the uncertain economic conditions may delay some or all of amounts that we collect into future years.

Three month periods ended March 31, 2009 compared to three month period ended March 31, 2008

Net (loss) for the three month period in 2009 totaled $169,081 compared to net loss of $157,488 in the same period in 2008. The loss from our discontinued operations was $2,818 in the three month period in 2009 and $165,854 in the same period in 2008.

Operating expenses for the three month period ended March 31, 2009 were $98,263 compared to $107,292 for the three month period ended March 31, 2008.

General and administrative expenses for the three month period ended March 31, 2009 were comparable to the amounts in the same period in 2008.

Interest income increased $9,018 during the three month period in 2009 as a result of the increase in our cash deposits between the two periods.

We had minimal interest expense, either to related and third parties in 2008 as we repaid our third and related parties debts in fiscal 2007.

For the three month period ended March 31, 2009, we incurred related party expenses of $20,000 compared to $3,000 for the same period in 2008. These amounts were paid to affiliated companies for consulting services. Our CEO and CFO are executives with the affiliated companies. The decrease in related party expenses was due to the sale of VanMag and decrease in the need for consulting services relating to its business. These amounts are included in the loss from discontinued operations.

Nine month period ended March 31, 2009 compared to nine month period ended March 31, 2008

Net loss for nine month period in 2009 totaled $24,835 compared to net loss of $456,498 in the same period in 2008. This change resulted mainly from the increase in net gain from the restructuring of the sale of our 66 2/3% interest in VanMag. The net loss from our discontinued operations was $383,848 in the nine month period in 2009 compared to net loss from discontinued operations of $489,869 in the same period in the prior year.

Operating expenses for the nine month period ended March 31, 2009 were $412,850 compared to $323,184 for the same period in 2008. Salaries increased from $186,000 in 2008 to $204,000 in 2009 due to salary increases and bonuses given to our executive management.

General and administrative expense in the nine month period in 2009 was $162,786 compared to $88,406 in the same period in 2008. This increase is a result of increased investor relation costs of $10,000, geological survey costs of $21,000, rent expense of $6,000 and travel costs of $35,000.

For the nine month period ended March 31, 2009, we incurred related party expenses of $25,000 compared to $10,500 for the same period in 2008. These amounts were paid to affiliated companies for consulting services. Our CEO and CFO are executives with the affiliated companies. The increase in related party expenses was due to the need for consulting services relating to VanMag prior to its sale. These amounts are included in the loss from discontinued operations.

Inflation has not affected our operation.

Liquidity

March 31, 2009 compared to June 30, 2008

In the three month period ended March 31, 2009, our ability to generate adequate amounts of cash to meet our needs came from the sale of our subsidiary, VanMag. During fiscal year 2009, we relied on cash reserves related to the sale of VanMag in 2007. Our cash position decreased from $207,250 at June 30, 2008 to $110,566 at March 31, 2009,
primarily due to cash used in both our continuing and discontinued operations of $1,246,264 during 2009. We will rely on our cash reserves, the collection of our receivable from the sale of VanMag, our bank line of credit and advances from principal shareholders to fund operations.

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

Discontinued operations

Vanadium and Magnetite Exploration & Development Co. (Pty) (Ltd)

In January, 2007, we concluded a written share sale agreement with Golden Fall Trading 565 Ltd to sell our 66 2/3% interest in the VanMag consolidated entity to an unrelated third party. We decided to sell the subsidiary as we were able to realize a substantial gain on the original investment. The original selling price was $9,000,000, which was subsequently revised through a number of addendums. The assets sold consist primarily of prepaid royalties, and the buyer also assumed intercompany loans, including accrued interest.

Diamonaire Exploration (Pty) (Ltd)

As of June 2008, we adopted a plan to discontinue the operations of Diamonaire. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. Diamonaire's pretax (loss), reported in discontinued operations, for the three month periods ended March 31, 2009 and 2008 was $(14,294) and $(447,905), respectively. The entity has been consolidated but classified as discontinued operations for the three and nine month periods ending March 31, 2009 and 2008.


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

Item 4T.  Controls and Procedures.

During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures effective as of March 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  May 20, 2009

Pinnacle Resources, Inc.

By  /s/Glen R. Gamble
    ------------------------
    Glen R. Gamble
    President and Director