Form 10-K
period 2009-06-30
PINNACLE RESOURCES INC
filed 2010-01-21
CIK 1043825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2009
 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No [ ]

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

Large accelerated filer [  ] Accelerated filer [  ]
Non-accelerated filer [  ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.00001 par value common stock held by non-affiliates of the registrant was approximately $544,500.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 31, 2009 was 32,477,550 shares of its $.00001 par value common stock, respectively.

No documents are incorporated into the text by reference.

Pinnacle Resources, Inc.
Form 10-K
For the Fiscal Year Ended June 30, 2009
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

The registrant is a diversified natural resource company that has operated principally in Africa. Overall supervision, coordination and financial control are maintained by its executive staff from its corporate headquarters located at 9600 East Arapahoe Road, Suite 260, Englewood, Colorado. As of June 30, 2009, the registrant had two employees.

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

The registrant's management determined that their shareholders would be better served if they could realize more immediate benefits than could be anticipated if the registrant were to undertake the long-range administrative and financial burdens that the building of a mine and smelter would entail. In December 2006, the registrant entered into a Share Sale Agreement with an Australian mining house to sell the Registrant's 66 2/3 percent interest in VanMag. The Registrant received $3.4 million in 2007, $845,200 in 2008 and was expecting to receive a final installment payment of $3.75 million in February 2009. A variety of problems arose which threatened and jeopardized the Mining License and as a result, and in lieu of litigation, the registrant elected to accept a final cash payment of One Million Dollars ($1,000,000) and a production royalty of fifty cents per ton capped at Three Million Dollars ($3,000,000).

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

In July 2004, Diamonaire's contractor began applying the new mining equipment and technology. The operations continued intermittently until the present. The original equipment and technology required numerous modifications which prevented the contractor from achieving continuous operations. Although some diamonds were recovered, Diamonaire had been operating under increasing cost pressures. Rising input costs, labor and supplies, coupled with falling prices for raw diamonds led to the registrant's decision in June 2008 to adopt a plan to discontinue the Diamonaire operation. This plan anticipates that the operations will be sold within a one year period during which the activities of Diamonaire will continue. As of the date of this annual report, attempts to conclude a sale of the mining assets have been unsuccessful.

Operating Strategy
Going forward the registrant plans to continue to prospect for opportunities in the natural resource business sector, but also to look at opportunities in other industries.

In the past, the registrant's limited capital resources restricted the registrant to looking to find and buy undervalued assets and limited the registrant to spend relatively small amounts on development and then to sell out to realize capital transaction gains. In the future, the registrant will seek operating-income producing properties to grow shareholder value.

Subsidiaries
Vanadium and Magnetite Exploration and Development (Pty) Ltd. (VanMag), a South African Corporation, until the sale was finalized owned 66.7 percent by the registrant and Diamonaire Pty Ltd., a South African Corporation, is owned 100 percent by the registrant.

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


ITEM 1A.  RISK FACTORS

Not applicable


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable


ITEM 2.  PROPERTIES

The registrant's executive officers are located at 9600 E. Arapahoe Road, Suite 260, Englewood, Colorado 80112. The registrant pays $2,900 rent per month for its office space. The registrant's offices consist of approximately 1,500 square feet of executive office space and secretarial area. Management believes that this space will meet the registrant's needs for the foreseeable future.

Through its 66 2/3 percent owned subsidiary, VanMag, the registrant holds an exclusive 30-year mineral lease on five contiguous farms near Potgietersrus, South Africa. This property was under a sales contract which completed and closed in May 2009.

Through its 100 percent owned Diamonaire Pty Ltd, the registrant owns certain intellectual property, tools and mining equipment. Since these assets are non-productive and impaired they have only salvage value, if any.

Until April 20, 2007, the registrant, through its shareholding in Orovi Ghana Ltd., held a gold prospecting license on the Riyadh concession in the central district of the Republic of Ghana. Pinnacle sold its interest in April 2007.

In August 2008, the registrant purchased two unpatented lode mining claims in the Tomichi Mining District of Colorado for $21,000.


ITEM 3.  LEGAL PROCEEDINGS.

The registrant was party to an action before the High Court of South Africa brought by Corridor Mining Resources. Corridor asserts that the registrant unlawfully reduced Corridor's share of the ownership of VanMag to 7 1/3 percent when it made 26 percent Corridor's interest available to a qualified Black Economic Empowerment partner, as required by the law of the land. This matter was settled and became a non-factor in the final closing.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information. Registrant's common shares are listed in the over-the-counter market in the "pink sheets" under the symbol PNRR.PK. As of June 30, 2009, there was only a limited market for registrant's common shares.

The following table sets forth the range of high and low bid quotations for the registrant's common stock for each quarter of the last two fiscal years. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended                 High Bid    Low Bid
   9/30/08				$0.12		$0.05
   12/31/08				$0.08		$0.03
   3/31/09				$0.05		$0.02
   6/30/09				$0.03		$0.01

b) Holders. At June 30, 2009, there were 222 shareholders of the registrant.

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

e)  Performance graph.  Not applicable.

f) Sale of unregistered securities. In June 2009, the registrant issued 9,000,000 common shares to affiliated entities in exchange for 180,000 common shares of The Saint James Company (STJC.OB). The common shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. The Saint James shares are restricted for one year.
    Item 5(b)  Use of Proceeds.  Not applicable.

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

Basis of Presentation of the Financial Statements

Our financial statements previously included the accounts of the Company and our discontinued South African subsidiary; wholly owned Diamonaire Exploration (Pty) (Ltd) (for the year ended June 30, 2008)
("Diamonaire").

In June 2008, we adopted a plan to discontinue the operations of Diamonaire. The plan anticipated that the operations would be sold within a one year period during which the subsidiary's operations were to be continued. The Company abandoned Diamonaire in April 2009 due to the costs of continuing the operations and the lack of potential buyers. Diamonaire's balance sheet as of June 30, 2008 and the statements of operations for the two years ended June 30, 2009 are recorded as discontinued operations

On January 8, 2010, we entered into a share exchange agreement (the "Agreement") with Iron Eagle Group, a Nevada corporation ("Iron Eagle"). Pursuant to the Agreement, we issued an aggregate of 373,491,825 shares of our common stock (the "Agreement Shares") to the Iron Eagle Shareholders in exchange for all of the issued and outstanding Iron Eagle capital stock. As a result of the Agreement, Iron Eagle became a wholly-owned subsidiary. There has been a change in the ownership control of the Company as of January 8, 2010 as the Iron Eagle shareholders own 92% of our outstanding common shares. The Agreement provides for the Agreement Shares to be held in escrow and their release subject to future performance by Iron Eagle before October 8, 2010:

   (i) Iron Eagle shall enter into one or more agreements to acquire construction, infrastructure or related companies with aggregate fiscal 2009 or last twelve (12) months audited EBITDA, adjusted for non-recurring expenses, of at least One Million Eight Hundred Thousand Dollars ($1,800,000) or
   (ii) The Company's Board of Directors unanimously votes to authorize the release of the Agreement Shares.

Iron Eagle advanced $10,000 loan to us on the execution of the Agreement. In the event that Iron Eagle fails to complete its future performance obligations described in (i) and (ii) above, the escrow agent is instructed to return all 373,491,825 shares of our common stock held in the escrow to us and we would be released from its obligation to repay the $10,000 loan received from Iron Eagle as part of the Agreement.

Iron Eagle was formed in November 2009 and as of December 31, 2009 had assets of $10,000, liabilities of $270,000 and an accumulated deficit of $260,000. Iron Eagle's loss for the two month period ended December 31, 2009 was $260,000.
Industry Outlook

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

Results of Operations

At June 30, 2009, we had sold or abandoned all of our previously discontinued natural resource operations. Our activities during fiscal 2009 have been limited to winding down the activities of our Diamonaire subsidiary prior to abandoning our interest, searching for new business opportunities and collecting the remaining receivable related to the sale of our VanMag subsidiary and searching for new business opportunities. In October 2008, we collected $1,584,740 of this receivable and amended the terms to provide for the balance to be paid in US dollars. In May 2009, a settlement agreement was reached whereby we would receive $1,000,000 and 1,000,000 South African Rand in full satisfaction of the outstanding receivable. In addition, we received a royalty agreement on future sales based on a rate of $0.50 per ton, not to exceed $3,000,000 over the total agreement. We do not anticipate receiving any royalties arising from this agreement. The 1,000,000 South African Rand was paid directly to Titan Processors (Pty) Ltd of
South Africa and we received the $1,000,000.   As a result of the
completion of the informal settlement to the Third Addendum we recognized a loss of $2,750,000.

Year ended June 30, 2009 compared to year ended June 30, 2008

Net (loss) for fiscal year 2009 totaled ($2,806,390) compared to net loss of ($1,645,960)in fiscal year 2008. This increase in loss resulted mainly from the bad debt expense in 2009 of $675,000, and the increase in loss related to the restructuring the sale of VanMag in the amount of $1,475,719.

Operating expenses for the year ended June 30, 2009 were $1,405,157 compared to $493,520for the year ended June 30, 2008. Salaries increased from $242,000in 2008 to $322,000 in 2009 due to bonuses given to executive management in 2009.

Professional fees decreased from $135,528 for the year ended June 30, 2008 to $105,209 for the year ended June 30, 2009 due to audit fees in 2008. We did not have an audit of our financial statements in the prior year. The fees in 2009 were for a single year.

General and Administrative expense in 2009 was $302,948 compared to $115,922 in 2008. This increase was a result of an increase of $13,752 in public and investor relations activities in 2009, and an increase in payroll taxes of $11,098 related to the increase in our salaries. We increased our investor and public relations activities after we received a portion of the proceeds of the sale of VanMag.

We recorded a bad debt expense of $675,000 in 2009 relating to loans that we made during 2009. The entity to which we made the loans did not achieve the financial objectives that were expected, and therefore we concluded that the recovery of these amounts were doubtful.

Net interest income decreased from $6,057 in 2008 to net interest expense of $21,517in 2009 as a result of the decrease in our cash deposits between the two years.

For the year ended June 30, 2009, we incurred related party expenses of $130,000 compared to $32,500 for the year ended June 30, 2008. These amounts were paid to affiliated companies for consulting services. Our CEO and CFO are executives with the affiliated companies. The increase in related party expenses was due to the sale of VanMag and increase in the need for consulting services relating to the collection of the note receivable and related restructuring. These amounts are included in the loss from discontinued operations.

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

We recorded a deferred tax benefit related to our net operating loss carryforward and the loss on our investment in Diamonaire. These amounts are the result of deferred tax items, and therefore we did not receive a refund related to our 2009 and 2008 operations.

Inflation has not affected our operation. However, the impact of a weakening Rand compared to the US dollar has resulted in currency translation effects of $130,332 for the year ended June 30, 2008. This amount is recorded as other comprehensive income. We recorded no similar amounts in prior years.

Liquidity

Year ended June 30, 2009 compared to year ended June 30, 2008.
During fiscal year 2009 and 2008, we relied on cash reserves related to the sale of VanMag in 2007. Our cash position increased from $207,250 at June 30, 2008 to $326,126 at June 30, 2009, primarily due to the collection of the note receivable related to the sale of VanMag. We will rely on our cash reserves, our bank line of credit, and advances from principal shareholders to fund operations.

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

OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pinnacle Resources, Inc.
Index to the Financial Statements

As of June 30, 2009 and 2008 and
For Each of the Two Years in the Period Ended June 30, 2009

Report of Independent Registered Public Accounting Firm          16
Financial Statements of Pinnacle Resources, Inc.:

  Balance Sheets as of June 30, 2009 and 2008                    17
  Statements of Operations For Each of the Two Years
    in the Period Ended June 30, 2009                            18
  Statements of Stockholders' Equity (Deficit) For Each
    of the Two Years in the Period Ended June 30, 2009           20
  Statements of Cash Flows For Each of the Two Years
    in the Period Ended June 30, 2009                            22
  Notes to Financial Statements                                  24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Pinnacle Resources, Inc.

We have audited the accompanying balance sheets of Pinnacle Resources, Inc. as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended June 30, 2009. Pinnacle Resources Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Resources, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 6 and 7 to the financial statements, the Company has discontinued its Diamonaire operations and incurred losses from continuing operation for the year ended June 30, 2009. As discussed in
Note 11 to the financial statements, the Company converted an affiliated entity's notes receivable totaling $925,000 into shares of that entity's common stock which had no value at the time of conversion. These factors raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Kelly & Company
Costa Mesa, California
January 20, 2010

                         Pinnacle Resources, Inc.
                              Balance Sheets

ASSETS

                                                       As of June 30,
                                                     -------------------
                                                     2009           2008
                                                     ----           ----
Current Assets:
  Cash and cash equivalents                    $  326,136       $   207,250
  Restricted cash                                 250,000                 -
  Sublease rent receivable                          2,500            19,000
  Receivable from sale of subsidiary                    -         4,869,610
  Debt securities and notes receivable
    to affiliates, net of collectibility
    reserve of $675,000 and $0                          -            13,000
  Interest receivable on affiliate debt
    securities and notes receivable, net of
    collectibility reserve of $22,647 and $0            -                 -
  Deposit - legal fees                              5,549                 -
  Deferred tax asset - current                          -         1,033,754
  Current assets of discontinued operations             -            23,706
                                               ----------        ----------
 Total current assets                             584,185         6,166,320
                                               ----------        ----------
Equipment and leasehold improvements,
 net of accumulated depreciation and
  amortization of $12,392                           5,473                 -
Available for sale marketable securities of
  affiliate                                             -                 -
Mining rights                                      21,000                 -
                                               ----------        ----------
Total assets                                   $  610,658        $6,166,320
                                               ==========        ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued liabilities     $  142,784        $  181,225
  Other current liabilities                         2,252                 -
  Deferred tax liability - current                      -         1,868,563
  Current liabilities of discontinued
   operations                                           -           734,176
                                               ----------        ----------
Total current liabilities                         145,036         2,783,964
                                               ----------        ----------
Other liabilities                                   3,688                 -
                                               ----------        ----------
Total liabilities                                 148,724         2,783,964
                                               ==========        ==========



Commitments and contingencies

  Stockholders' equity
  Preferred stock, $0.01 per share par value;
   authorized 2,000,000 shares, issued
   and outstanding -0- shares
   in 2009 and 2008                                     -                 -
Common stock, $.00001 par value,
   875,000,000 shares authorized;
   issued and outstanding 31,477,550 and
   22,477,550 shares in 2009 and 2008                 315               225
Additional paid-in capital                      3,816,714         3,620,514
Other comprehensive income                       (180,000)          130,332
Accumulated deficit                            (3,175,095)         (368,705)
                                               ----------        ----------
Total stockholder's equity                        461,934         3,382,356
                                               ----------        ----------
Total liabilities and stockholders'
 equity                                        $  610,658        $6,166,320
                                               ==========        ==========

The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Statements of Operations

                                            For the Year Ended June 30,
                                            --------------------------
                                                2009           2008
                                                ----           ----
Operating expenses:
  Salaries                                   $   322,000   $   242,000
  Professional fees                              105,209       135,528
  General and administrative                     302,948       115,992
  Bad debt expense                               675,000             -
                                             -----------   -----------
      Total operating expenses                 1,405,157       493,520
                                             -----------   -----------
Total operating (loss)                        (1,405,157)     (493,520)
                                             -----------   -----------
Other income (expense):
  Interest income - banks                        (21,517)        6,057
  Interest income - affiliate debt securities     22,647             -
  Other income                                    20,227       (72,310)
  Restructuring of sale of subsidiary         (2,036,532)     (560,813)
                                             -----------   -----------
      Other expense                           (2,015,175)     (627,066)
                                             -----------   -----------
Loss from continuing operations               (3,420,332)   (1,120,586)
                                             -----------   -----------
Income tax benefit                              (785,649)     (379,533)
                                             -----------   -----------
Net loss from continuing operations           (2,634,683)     (741,053)
                                             -----------   -----------
Discontinued operations:
  Loss on discontinued operations, net
    of taxes                                    (171,707)     (904,907)
                                             -----------   -----------
Net loss                                     $(2,806,390)  $(1,645,960)
                                             ===========   ===========
Loss per share - basic and diluted:
  Continuing operations                      $     (0.12)   $    (0.03)
  Discontinued operations                          (0.01)        (0.04)
                                             -----------    ----------
  Net loss                                   $     (0.13)   $    (0.07)
                                             ===========    ==========
 Weighted average number of shares
  outstanding:
 -Basic and diluted                           22,551,320    22,032,195
                                             ===========    ==========

The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Statement of Shareholders' Equity

                                                       Common Stock         Additional
                                                   ------------------        Paid-In
                                                  Shares       Amount        capital
                                                ----------   ----------   ----------
 Balance, June 30, 2007                          21,477,550   $      215   $3,620,514
   Private placement                              1,000,000           10          (10)
   Currency translation effect                            -            -            -
  Net income                                              -            -            -
                                                 ----------   ----------   ----------
Balance, June 30, 2008                           22,477,550          225    3,620,504
                                                 ==========   ==========   ==========
  Currency translation effect                             -            -            -
  Shares exchanged for common shares
    of entity                                     9,000,000           90      179,910
  Modification of stock option terms                      -            -       16,300
  Temporary impairment of affiliated
    marketable securities                                 -            -            -
  Net loss                                                -            -            -
                                                 ----------   ----------   ----------
Balance, June 30, 2009                           31,477,550   $      315   $3,816,714
                                                 ==========   ==========   ==========




PINNACLE RESOURCES, INC.
(Continued)   Statement of Shareholders' Equity


                                                                Retained       Total
                                                               Earnings   Stockholders
                                                 Accumulated  (Accumulated    Equity
                                                    OCI          Deficit)    (Deficit)
                                                  ----------   ----------   ----------
 Balance, June 30, 2007                                   -   $1,277,255   $4,897,984
   Private placement                                      -            -            -
   Currency translation effect                   $  130,322            -      130,322
   Net income                                             -   (1,645,960)  (1,645,960)
                                                 ----------   ----------   ----------
Balance, June 30, 2008                              130,332     (368,705)   3,382,356
                                                 ==========   ==========   ==========
  Currency translation effect                      (130,332)           -     (130,332)
  Shares exchanged for common shares
    of entity                                             -            -      180,000
  Modification of stock option terms                      -            -       16,300
  Temporary impairment of affiliated
    marketable securities                          (180,000)           -     (180,000)
  Net loss                                                -   (2,806,390)  (2,806,390)
                                                 ----------   ----------   ----------
Balance, June 30, 2009                           $ (180,000) $(3,175,095)  $  461,934
                                                 ==========   ==========   ==========




The accompanying notes are an integral part of the financial statements

Pinnacle Resources, Inc.
Statements of Cash Flows

                                                   For the Year Ended June 30,
                                                   --------------------------
                                                   2009                  2008
                                                   ----                  ----
Cash flows provided by (used in) operating
 activities:
  Net income (loss)                             $(2,806,390)        $(1,645,960)
  Less:
    Net income (loss) from discontinued
     operations                                    (171,707)           (904,907)
                                                -----------         -----------
  Net income (loss) from continuing operations   (2,634,683)           (741,053)
    Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operating
     activities:
      Extension of stock option expiration period    16,300                   -
      Settlement loss on receivable               3,869,610             560,813
      Reserve for uncollectible debt securities,
        notes receivable and related accrued
        interest                                    697,647                   -
     Write-off of worthless investments              13,000              74,310
     Depreciation expense                             2,150                   -
     Recognition of currency translation gain on
        restructuring of sale agreement            (130,332)                  -
     Change in deferred tax asset/liability        (834,809)           (935,504)
  Changes in operating assets and liabilities:
     Sublease rent receivable                        16,500              (8,350)
     Receivable from sale of subsidiary           1,000,000             299,909
     Interest receivable on debt securities         (22,647)                  -
     Prepaids                                        (5,549)                  -
     Accounts payable                               (38,411)             95,169
                                                -----------         -----------
Net cash used in operating activities of
   continuing operations                          1,777,039          (1,559,613)
                                                -----------         -----------
   Net cash provided (used in) discontinued
      operations:
        Net current assets                           23,706              56,302
        Net current liabilities                    (734,176)            699,815
                                                -----------         -----------
Net cash provided by (used in) operating
 activities                                      (1,066,569)           (833,496)
                                                -----------         -----------




Pinnacle Resources, Inc.
Continued - Statements of Cash Flows

Cash flows provided by (used in) investing
 activities:
     Issuance of notes                          (675,000)                     -
     Restricted cash                            (250,000)                     -
     Purchase of mining rights                   (21,000)                     -
     Purchase of investments                           -               (114,309)
     Sale of investments                               -                132,566
                                             -----------            -----------
Net cash provided by (used in) investing
 activities                                     (946,000)                18,257
                                             -----------            -----------
Cash flows provided by (used in) financing
 activities:
     Proceeds on capital lease                    (1,683)                     -
                                             -----------            -----------
Net cash used in financing activities             (1,683)                     -
                                             -----------            -----------
Net increase (decrease) in cash                  118,886               (815,239)
Cash- beginning of period                        207,250              1,022,489
                                             -----------            -----------
Cash- end of period                          $   326,136            $   207,250
                                             ===========            ===========

The accompanying notes are an integral part of the financial statements

                      Supplemental Cash Flow Information

                                       For the Year Ended June 30,
                                      ---------------------------
                                      2009                   2008
                                      ----                   ----
Cash paid for:
     Interest                      $     861                $ 39,461
     Taxes                         $       -                $      -

                                        Non-Cash Items
Capital lease
   Fixed asset                     $   7,623                $      -
   Lease payable                   $  (7,623)               $      -

Other comprehensive income
 Increase in receivable from
  sale of subsidiary due to
  currency translation effect      $       -                $130,332
 Decrease in fair value of
  available for sale securities    $(180,000)               $      -

The accompanying notes are an integral part of the financial statements

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
         For Each of the Two Years in the Period Ended June 30, 2009

1.	Description of the Company's Business

Pinnacle Resources, Inc. ("we" "our" "us" or the "Company") was incorporated under the laws of Wyoming in January 1995. We engage in exploring for and developing natural resources.

2.	Summary of Significant Accounting Policies

Basis of presentation

Our financial statements previously included the accounts of the Company and our discontinued South African subsidiary; wholly owned Diamonaire Exploration (Pty) (Ltd) (for the year ended June 30, 2008)
("Diamonaire"). All past significant intercompany balances and transactions were eliminated.

In June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. The plan anticipated that the operations would be sold within a one year period during which the subsidiary's operations were to be continued. The Company abandoned Diamonaire in April 2009 due to the costs of continuing the operations and the lack of potential buyers. Diamonaire's balance sheet as of June 30, 2008 and the statements of operations for the two years ended June 30, 2009 are recorded as discontinued operations (Note 7 - Discontinued operations).
Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

Cash, Cash Equivalents, and Marketable Securities

We have adopted FAS No. 157, "Fair Value Measurements," and utilize the market approach to measure fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

  Level 1:    Quoted prices (unadjusted) in active markets that are
accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

  Level 2:    Observable prices that are based on inputs not quoted on
active markets, but corroborated by market data.

  Level 3:    Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to

Level 3 inputs.

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

The carrying values of our cash, cash equivalents, marketable securities of affiliate, and financing proceeds receivables carried at fair value as of June 30, 2009, are classified in the table below into one of the three category levels described above:

		 	               Level      Level 2      Level 3      Total
Cash & equivalents              $326,136    $      -      $      -    $326,136

Marketable securities of
  affiliate		                     -           -           -0-           -
                                --------    --------      --------    --------
Cash, cash equivalents,
  and marketable securities	  $326,136    $	   -      $      -    $326,136
                                ========    ========      ========    ========

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

As of June 30, 2009, our cash and cash equivalents were held at major financial institutions. To a limited degree, these investments are insured by the Federal Deposit Insurance Corporation; however, they are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks.

In a June 2009 transaction, the Company issued 9,000,000 shares of its common stock (Note 9 - Equity) in exchange for 180,000 common shares of The Saint James Company (ticker: STJC.OB) ("Saint James"), a publicly traded company that trades on the over-the-counter bulletin board. The shares acquired had a fair value of $0 at June 30, 2009. The securities obtained are currently traded in an inactive market. The value of the shares was based on Level 3 inputs.

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

Cash and cash equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

Concentration of Credit Risk

At June 30, 2009, the Company had $576,136 on deposit, of which we exceeded the United States FDIC federally insured limit of $250,000 per bank by $326,052.

Restricted Cash

At June 30, 2009, the Company had restricted cash of $250,000 identified to support a debenture credit facility in which it was the lender. In July 2009, the debtor drew down the $250,000.

Debt and Marketable Equity Securities

The Company classifies its debt and marketable equity securities into held-to-maturity, trading, or available-for-sale categories. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders' equity.

Notes and Other Receivables

Management evaluates notes receivable for collectibility and records an allowance, if appropriate, based on management's best estimate of probable losses, including specific allowances for known troubled notes. Notes receivables are reviewed at least quarterly, and those notes with amounts that are judged to be uncollectible are reduced to their estimated realizable value.

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

When a note receivable secured with collateral is determined to be impaired, the note is reduced to its fair value and the allowance for doubtful accounts is charged less the estimated fair value of the collateral.

For other receivables, the allowance for doubtful accounts is based on management's assessment of the collectability of the specific account. Management has determined that it is necessary to record an allowance for doubtful accounts on notes receivable and related accrued interest of $697,647 at June 30, 2009.

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

Basic and Diluted Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards and liabilities, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair value of financial instruments

The Company's financial instruments are cash and cash equivalents, notes receivable, corporate debenture, other receivable, accounts payable,
accrued liabilities and liabilities of discontinued operatons.   These
financial instruments are carried at their recorded values which approximate their fair values based on their short-term nature.

Investments

Fair values of investments are based on management's estimates and pricing models using prevailing financial market information. As there is no quoted market price at June 30, 2009 and 2008, the fair value of such financial instruments is not necessarily representative of the amount that could be realized or settled.

Concentrations of operations Outside Our Home Country

Substantially all of our past operations have been conducted in the Republic of South Africa. As such, we are subject to the South African laws and regulations, including currency restrictions and tax laws. At June 30, 2009, all foreign operations have been abandoned.

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

Foreign currency adjustments

The U.S. dollar is the functional currency of the Company's worldwide continuing operations. All foreign currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for inventories, prepaid expenses and property, plant and equipment, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency denominated monetary assets and liabilities are included in income in the period in which they occur.
In fiscal year 2008 and prior years the resulting translation adjustments were recorded directly into operating results of the foreign subsidiaries and presented in the results of discontinued operations.

New accounting pronouncements

FAS-141R, Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141 (Revised 2007) (FAS-141R), Business Combinations, which replaces FAS-141, Business Combinations. The new Statement has significantly changed the accounting for business combinations and the impact on financial statements both as of the acquisition date and in subsequent periods. Under FAS-141R, an acquiring entity is required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values as of the acquisition date, with limited exceptions. FAS-141R also includes a substantial number of new disclosure requirements. FAS-141R applies to business combinations for which the acquisition date is on or after July 1, 2009. The Company has determined there will be minimal if any impact caused by the provisions of FAS-141R on its financial position, results of operations, and cash flows.

FAS No.159, The Fair Value Option for Financial Assets and Financial
Liabilities

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS-159 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value. It also establishes presentation

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS-159 became effective for the Company as of the July 1, 2008. The Company has determined there is no impact impact of the provisions of FAS-159 on its financial position, results of operations, and cash flows.

FAS No. 160, Noncontrolling Interests in Consolidated Financial
Statements

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other matters, it also requires the recognition of a noncontrolling interest (sometimes called "minority interest") as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income (loss) attributable to the noncontrolling interest will be included in consolidated net income (loss) on the face of the income statement. FAS-160 is effective as of the the Company's fiscal year beginning July 1, 2009. The Company does not anticipate this accounting pronouncement to have asignificant impact on its financial position, results of operations, and cash flows.

FAS No. 165, Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. SFAS 165 was effective as of the Company's
fiscal quarter beginning April 1, 2009.   The adoption of this
accounting pronouncement does not have a significant impact on our financial statements.

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

FAS No. 167, Amendments to FASB Interpretation No. 46(R)

In June 2009, the FASB issued FAS No. 167, "Amendments to FASB Interpretation No. 46(R)". This standard requires the Company to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a. The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and

b. The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. This pronouncement will be effective for the Company as of July 1, 2010. The Company is assessing the impact that this pronouncement will have on its balance sheet and its statements of operations and cash flows.

FAS No. 168, The FASB Accounting Standards Codification and the
Hierarchy of Generally Accepted

Accounting Principles a replacement of FASB Statement No. 162
In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superceded and all other accounting literature not included in the Codification is now considered non-authoritative. As it relates to the Company, the Codification is effective July 1, 2009 and requires all references to authoritative US GAAP subsequent to June 30, 2009 to coincide with the appropriate section of the Codification. The adoption of this accounting pronouncement does not have a significant impact on our financial statements.

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

Emerging Issue Task Force (EITF) Issue 08-05: Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement EITF Issue 08-05:

"Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement"applies to liabilities issued with an inseparable third-party credit enhancement (for example, debt that is issued with a contractual third-party guarantee) when they are measured or disclosed at fair value on a recurring basis. The issuer of a liability with a third-party credit enhancement that is inseparable from the liability shall not include the effect of the credit enhancement in the fair value measurement of the liability and shall disclose the existence of the third-party credit enhancement on its issued liability. This issue became effective as of January 1, 2009.

EITF Issue No. 08-6, Equity Method Investment Accounting Considerations EITF Issue No. 08-6, "Equity Method Investment Accounting Considerations" concluded that an entity shall measure its equity method investment initially at cost and then recognize other-than-temporary impairments of the equity method investment based on the change in the assets it holds that gave rise to the investee's impairment charge. Additionally, the equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee's share issuance shall be recognized in earnings. This issue became effective for the Company on July1, 2009.

3.	Related party transactions

Consulting Services
During the years ended June 30, 2009 and 2008, we paid affiliated companies $130,000 and $32,500, respectively, for consulting services. Our CEO and CFO are executives with the affiliated companies. A portion of these amounts are included in the loss from discontinued operations.

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

Debt Securities and Notes Receivable

                                                     Amount Outstanding as of June 30,

                                                     2009                        2008
                                                     ----                       -----

Corporate notes receivable to affiliates
  - held to maturity                                 $  425,000            $   13,000

Corporate debenture to affiliate - held to maturity     250,000                     -

Debt securities - held to maturity, before impairment   675,000                13,000

Collectability reserve for temporary impairment		 (675,000)                    -
                                                     ----------            ----------

Debt securities to affiliates - held to maturity     $        -            $   13,000
                                                     ==========            ==========

In November 2008, the Company loaned $250,000 to two entities that had pledged as collateral certain financial assets. The note receivable had an interest rate with an APR of 6.82%. The principal and interest was due in one year. The two entities are 10% shareholders of the Company. In October 2009, the note receivable was satisfied through the issuance of 265,500 shares of the common stock of The Saint James Company (Note 11 - Subsequent Events).

Uncollateralized

In November 2008, the Company loaned Saint James $150,000. The note bears interest at a rate of 10.00% per annum, is without collateral, and has principal and interest due in November 2009. The Company is a related party of Saint James because we own or can convert notes receivable into more than 10% of Saint James' outstanding stock.

In December 2008, the Company loaned Saint James $25,000. The note bears interest at a rate of 10% per annum, is without collateral, and has principal and interest due upon demand.

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

Modification of the Uncollateralized Notes Receivable

Concurrent with entering into the straight convertible debenture agreement, the Company's then existing $150,000 and $25,000 notes receivable were modified to provide for the notes' outstanding balances to in whole or in part be converted at the Company's option into shares of the common stock of Saint James at $0.50 per share. On January 6, 2010, these notes receivable were converted into Saint James stock (Note 11, Subsequent Events).

Straight Convertible Debenture Agreement

In June 2009, the Company entered into a $500,000 straight convertible debenture agreement with Saint James. The debenture agreement is without collateral and bears an annual interest rate of the Wall Street Journal prime rate plus 8% (11.5% at June 30, 2009). All principal and accrued interest is due June 30, 2010 and is convertible at the option of the Company into shares of the common stock of Saint James at $0.50 per share. At September 30, 2009, the Company had advanced the entire $500,000 of the debenture agreement. On January 6, 2010, the $500,000 debenture was converted into Saint James stock (Note 11, Subsequent Events).

All held to maturity debt securities are due within one year as of June
30, 2009.

Available for Sale Marketable Securities of Affiliate
At June 30, 2009, the Company held 180,000 shares of Saint James common stock for investment purposes. The fair value of the marketable securities is $0 at June 30, 2009.

4.	Sale of Subsidiary - VanMag

In 2006, the Company entered into an agreement with an Australian entity to sell its 66.67% interest in its subsidiary VanMag. After a series of breached agreements by the buyer; a Third Addendum to the Initial Agreement (the Third Addendum) was entered into in July 2008 with all pervious related agreements and understandings being cancelled with a transaction price of $9,275,000. The Third Addendum resulted in the Company in fiscal 2009 recognizing a $963,988 restructuring gain in other income and a $363,469 gain on foreign currency conversion in other comprehensive income.

In October 2008, the buyer made a payment to the Company of 15,000,000 South African Rand (at the agreed upon conversion rate of eight South African Rand to one US Dollar). The Company realized a loss on currency translation of $290,260 reported as other comprehensive income.
7,000,000 Rand (US $739,545) was sent to South Africa to satisfy remaining VanMag liabilities and other Company liabilities.

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

In November 2008, the buyer failed to pay the remaining 30,000,000 South African Rand payment. The Company and buyer informally agreed that the remaining amount payable of 30,000,000 Rand would be due and payable in the amount of $3,750,000 (US$). This amendment resulted in a restructuring gain of $787,037. In May 2009, a settlement agreement was reached whereby the Company would receive $1,000,000 and 1,000,000 South African Rand in full satisfaction of the outstanding receivable. In addition, the Company received a royalty agreement on future sales based on a rate of $0.50 per ton, not to exceed $3,000,000 over the total agreement. The Company does not anticipate receiving any royalties arising from this agreement. The 1,000,000 South African Rand was paid directly to Titan Processors (Pty) Ltd of South Africa and the Company
received the $1,000,000.   As a result of the completion of the informal
settlement to the Third Addendum the Company recognized a loss of $2,750,000.

5.	Property and Equipment

Our office equipment and furniture, with a cost basis of $10,242, was fully depreciated prior to the periods that are being reported upon. As the office equipment and furniture is still being used by the Company, its fully depreciated costs are carried on its books at June 30, 2009. In August 2008, the Company entered a lease agreement for a copier for 39 months which is classified as a capital lease. Accordingly, the Company capitalized the capital lease and the capital lease obligation.

The Company recognized depreciation expense of $2,150 and $0 for the period ended June 30, 2009 and 2008, respectively.

6.	Commitments and Contingencies

Legal actions

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.
Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

The Company is party to an ongoing lawsuit in the High Court of South Africa related to the sale of the Company's ownership of the VanMag subsidiary. The buyer of the Company's ownership interest has released the Company from any liability in the matter. As such, the Company does not expect to incur any future expenses related to this matter.

Going Concern and Management's Plan

The Company has incurred net losses from continuing operations for the years ended June 30, 2009 and 2008 of $2,634,683 and $741,053, respectively and has an accumulated deficit of $3,175,095 at June 30, 2009. The Company has cash available in the amount of approximately $326,136 at of June 30, 2009. The Company has discontinued all of its Diamonaire operations as of June 30, 2009 (Note 7). The Company has historically relied on its ability to raise money through debt and the sale of stock to meet its cash flow requirements. The preceding factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company will need additional funds to sustain the pursuit of operations and meet current corporate obligations.

Lease commitments

The Company leases office space and equipment under noncancelable leases. The following is a schedule by years of future minimum rentals under the leases for the 12 month periods ending June 30:

Year		         Amount
2010                $ 20,221
2011                  20,739
2012                  10,026
2013                       -
2014 and thereafter        -
                    --------
Total               $ 50,986
                    ========

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

The Company recognized rental expense of $35,985 and $40,166 for the years ended June 30, 2009 and 2008, respectively. The Company occupies its Englewood, Colorado facility under a rental agreement that has a lease term that expired in December 2008. On October 1, 2008, the Company entered into an agreement to extend the lease term for an additional 36 months ending December 2011. On August 15, 2008, the Company entered into a capital lease agreement for a copier for 39 months ending October 2011.

The Company subleases space in its office to two tenants. Sublease income for the years ended June 30, 2009 and 2008 was $27,000 and $28,300, respectively. All sublease income is treated as a reduction in rent expense.

7.	Discontinued operations

The following foreign subsidiary has been abandoned and is classified as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets as of June 30, 2009 and 2008.

Diamonaire Exploration (Pty) (Ltd)

In June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipated that the operations would be sold or abandoned within a one year period during which the activities of Diamonaire were to continue. The Company was unable to sell Diamonaire and the entity was abandoned in April 2009. Diamonaire's pretax loss, reported in discontinued operations, for the years ended June 30, 2009 and 2008 was $220,867 and $1,460,879, respectively. The entity has been classified as discontinued operations for the years ending June 30, 2009 and 2008. The balance sheet was written off upon the abandonment in April 2009.

The assets and liabilities of the discontinued operations are presented separately under the captions "Assets of discontinued operations" and "Liabilities of discontinued operations" in the June 30, 2008 balance sheet.

                            Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

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
                                           ========

The accompanying table illustrates the reporting of the discontinued operations on the face of the Statements of Operations for the years ended June 30, 2009 and June 30, 2008.
	                                           For the Year Ended
                                                   June 30, 2009
                                                 ------------------
                                                    Diamonaire
Gain on sale of subsidiary                          $         -
Provision for income taxes                                    -
Gain on sale of subsidiary, net of taxes                      -
Discontinued operations:
Loss from operations of discontinued operations        (220,867)
Income tax benefit                                       49,160
                                                    -----------
Loss on discontinued operations                     $  (171,707)

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009


                                                 For the Year Ending
                                                   June 30, 2008
                                                 -------------------
                                                     Diamonaire
Gain on sale of subsidiary                                    -
Provision for income taxes                                    -
                                                    -----------
Gain on sale of subsidiary, net of taxes                      -
Discontinued operations:
Loss from operations of discontinued operations      (1,460,879)
Income tax benefit                                      555,971
                                                     ----------
Loss on discontinued operations                      $ (904,908)

8.	Loss Per Share
Loss per share is computed by dividing net income by the
weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The computation of basic earnings per share and diluted earnings per share for "Loss from continuing operations" is as follows:
		                                For the Year Ended June 30,
                                            --------------------------
                                            2009                  2008
                                            ----                  ----
Loss from continuing operations         $(2,634,683)        $  (741,053)
                                        ===========         ===========
Weighted-average number of common
  shares outstanding - Basic             22,551,320          22,032,195
Effect of dilutive securities
  - Stock options                                 -                   -
                                        -----------         -----------
Weighted-average number of common
  shares outstanding - Basic and
  Diluted                                22,551,320          22,032,195
                                        ===========         ===========
Net earnings per share from continuing
  operations:
  Basic and Diluted                     $     (0.12)        $     (0.03)
                                        ===========         ===========

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009


                                         2009                 2008
                                         ----                 ----

Options to purchase common stock    1,000,000            1,000,000

9.	Equity

In December 2007, the Company issued 1,000,000 shares in a private placement for $80,000. Transaction costs were $80,000, resulting in no increase to equity.

In June 2009, the Company issued 9,000,000 common shares to affiliated entities in exchange for 180,000 common shares of The Saint James Company (STJC.OB) ("Saint James"). The fair value of the shares at the time of acquisition was $180,000, based on level 3 fair value inputs. Events occurring after the transaction resulted in the shares temporarily losing all value. At June 30, 2009, the fair value of the shares acquired was $0. The temporary loss is shown as other comprehensive income. The Saint James shares are restricted for one year and the Company is prohibited from owning more than 4.99% of the outstanding shares of Saint James at any time.

Stock options

In May 2004, we granted a Director an option to purchase 1,000,000 shares of our common stock at $.13 per share. The options vest immediately and expire five years from the grant date. The fair value of the options were estimated at $22,000. In November 2008, we modified the terms of the options to extend the expiration date to November 2010 and to reduce the strike price to $0.02 per share. The fair value for these options was estimated at $16,300 at the date of modification using the Black-Scholes option-pricing model with the following assumptions:

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

The following schedule summarizes our stock option activity:

                                                      Weighted   Weighted
                                                       Average    Average   Aggregate
                                                      Exercise   Remaining  Intrinsic
                                           Options      Price      Term       Value
                                           -------    --------   ---------  ---------
Options granted                                    -         -         -            -
Options exercised                                  -         -         -            -
Options expired                                    -         -         -            -
Outstanding at June 30, 2007               1,230,000     $0.13     $1.55      $36,900
                                          ==========     =====     =====     ========
Options granted                                    -         -         -            -
Options exercised                                  -         -         -            -
Options expired                             (230,000)        -         -            -
                                           ---------      ----      -----    --------
Outstanding at June 30, 2008               1,000,000     $0.13      $0.85    $      -
                                          ==========     =====      =====    ========
Options granted                                    -         -         -            -
Options exercised                                  -         -         -            -
Options expired                                    -         -         -            -
                                           ---------      ----      -----    --------
Outstanding at June 30, 2009               1,000,000     $0.02      $1.35     $25,000
                                          ==========     =====      =====    ========

10.	Income taxes

At June 30, 2009, the Company has available an unused net operating loss carryforward that may be applied against future taxable income and that expire as follows:

                           Net Operating Loss
Year of Expiration            Carryforwards
------------------         ------------------
2010                                     -
2011                                     -
2012                                     -
2013                                     -
2014 and thereafter             $1,709,602
                                ----------
Total                           $1,709,602

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

                              For the year ended
                             June 30,    June 30,
                               2009        2008
                             --------    --------
Tax expense at U.S.            40.9%       40.9%
Statutory rate
Valuation allowance           (40.9)%     (40.9)%
                               ----        ----
Effective income tax rate         -%          -%
                               ====        ====

At June 30, 2009 and 2008, a deferred tax consisted of the benefit of loss carryforwards of $1,709,602 and $1,022,205, respectively. The operating loss carryforward was not utilized in fiscal 2009 because the VanMag receivable was settled for an amount significantly below the receivable balance. This resulted in a tax benefit on continuing operations of $785,649 and $379,533 for the years ended June 30, 2009 and 2008, respectively. The net operating loss carry forward expires through the year 2028.

11.	Subsequent Events (Unaudited)

Straight Convertible Debenture Agreement

In July 2009, the Company loaned Saint James the remaining $250,000 of the $500,000 convertible debenture agreement.

Loan
In July 2009, the Company loaned a consultant $100,000. The loan bears interest at 6% and was due on September 30, 2009. It remains outstanding.

Conversion of Notes Receivable
In October 2009, the Company accepted 265,500 restricted common shares of The Saint James Company in satisfaction of a $250,000 note receivable and the related accrued interest. The fair value of the Saint James shares at December 31, 2009 was $0.

On January 6, 2010, the Company converted notes receivable to The Saint James Company totaling $675,000 into 1,350,000 common shares of The Saint James Company at the conversion price of $0.50 per share. As incentive for the conversion, Saint James agreed to pay the accrued interest on these notes totaling $47,248 as of December 31, 2009, in two installments, a $27,248 immediate payment and a $20,000 payment on February 15, 2010. The fair value of the Saint James shares at the time of conversion was $0.

                         Pinnacle Resources, Inc.

                      Notes to the Financial Statements

                      As of June 30, 2009 and 2008 and
           For Each of the Two Years in the Period Ended June 30, 2009

Business Combination
On January 8, 2010, the Company entered into a share exchange agreement (the "Agreement") with Iron Eagle Group, a Nevada corporation ("Iron Eagle"). Pursuant to the Agreement, the Company issued an aggregate of 373,491,825 shares of its common stock (the "Agreement Shares") to the Iron Eagle Shareholders in exchange for all of the issued and outstanding Iron Eagle capital stock. As a result of the Agreement,

Iron Eagle became a wholly-owned subsidiary of the Company. There has been a change in the ownership control of the Company as of January 8, 2010 as the Iron Eagle shareholders own 92% of the Company's outstanding common shares.

The Agreement provides for the Agreement Shares to be held in escrow and their release subject to future performance by Iron Eagle before October 8, 2010:

   (i) Iron Eagle shall enter into one or more agreements to acquire construction, infrastructure or related companies with aggregate fiscal 2009 or last twelve (12) months audited EBITDA, adjusted for non-recurring expenses, of at least One Million Eight Hundred Thousand Dollars ($1,800,000) or
   (ii) The Company's Board of Directors unanimously votes to authorize the release of the Agreement Shares.

Iron Eagle advanced a $10,000 loan to the Company on the execution of the Agreement. In the event that Iron Eagle fails to complete its future performance obligations described in (i) and (ii) above, the escrow agent is instructed to return all 373,491,825 shares of the Company's common stock held in the escrow to the Company and the Company would be released from its obligation to repay the $10,000 loan received from Iron Eagle as part of the Agreement.

Iron Eagle was formed in November 2009 and as of December 31, 2009 had assets of $10,000, liabilities of $270,000 and an accumulated deficit of $260,000. Iron Eagle's loss for the two month period ended December 31, 2009 was $260,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

(a) As of June 30 of the years 2009 and 2008, the Chief Executive Officer and Chief Financial Officer of the registrant carried out an evaluation of the effectiveness of the registrant's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of each period covered by this report, the registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the registrant required to be included in the registrant's periodic SEC filings.

(b) There were no changes in the registrant's internal control over financial reporting that occurred during the years ended June 30, 2009 and 2008 that materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting
- Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2009, and concluded that it is effective.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2009. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The following persons listed below have been retained to provide services as director until the qualification and election of his successor. All holders of common stock will have the right to vote for directors.

The Board of Directors has primary responsibility for adopting and reviewing implementation of the business plan of the registrant, supervising the development business plan, review of the officers' performance of specific business functions. The Board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of the Company. A director shall be elected by the shareholders to serve until the next annual meeting of shareholders, or until his or her death, or resignation and his or her successor is elected. Presently, Directors receive no compensation or fees for their services rendered in such capacity.

The Executive Officers and Directors are:

Name                            Position             Term(s) of Office
Glen R. Gamble, age 65      President, Director,       From Inception
                          Chief Executive Officer       to present

Robert A. Hildebrand, age 82 Vice President, Director  From Inception
                            Secretary/ Treasurer         to present
                          Chief Financial Officer,    From June 26, 2000
                                President                to present

Resumes.

Glen R. Gamble._ Chief Executive Officer and Director. Mr. Gamble has served as an officer and director of variety of companies engaged in the fields of mining, oil and gas, cattle, real estate and resource financing. Currently, Mr. Gamble is the manager of Viatica Fund, LLC; a director of Natural Buttes Gas Corp.; manager of Desert Flower Mining, LLC; and president and chairman of Victory Minerals Corp. and the registrant. Mr. Gamble serves on the board of directors of Vanadium and Magnetite Exploration and Development (Pty) Ltd., both subsidiaries of the registrant.

Mr. Gamble graduated from Lakewood High School in 1962, performed three years of military service in the U.S. Army from which he was Honorably Discharged in May 1966. Mr. Gamble attended the University of Colorado and graduated with a Bachelor of Science degree in Accounting and Finance in 1970.

In 1995, prior to his involvement with the registrant, Mr. Gamble, along with another party, invested in discounted insurance policies called viatical settlements. Mr. Gamble headed up this two party investment in Viatica Fund and Viatica Management, LLC. Viatica Fund was unable to become liquid as only one of the fund's insurance policies matured, and even today, eight years later the remaining insurance policies are still in place. Based on an allegation that the funds had not been distributed as agreed, the Colorado Securities Commission alleged that Mr. Gamble violated the anti-fraud provisions of the Colorado Securities Act. Upon appeal by the Colorado Securities Commission of a lower court decision in favor of Mr. Gamble, the appellate court reversed the lower court decision. In order to avoid further litigation, Mr. Gamble accepted, on April 16, 2003, an Order of Permanent Injunction and Other Relief wherein Mr. Gamble neither admitted nor denied that the allegations in the complaint were true. Mr. Gamble did agree to be restrained and enjoined from associating with anyone in the business of viatical settlements; or to offer for sale any security in Colorado that has not been registered; or is not exempt from registration; or from engaging in Colorado as a securities broker, investment adviser or investment adviser representative. Additionally, Mr. Gamble is prohibited, in connection with the offer, sale or purchase of any security in the Colorado, directly or indirectly from violating the anti-fraud provisions of the Colorado Securities Act.

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

Conflicts of Interest. The registrant will be subject to various conflicts of interest between the registrant and its Affiliates. Since the executive officers and directors will control the daily operations of the registrant and its Affiliates, there may be occasions when the interests of the registrant's Affiliates may be inconsistent with the interests of the registrant.

Allocation of Management Time. The registrant will rely on its officers to manage the registrant's business operations. Currently, the officers are devoting a minimal amount of their time for the operation of the registrant. The registrant may obtain additional officers, as necessary. As such, and until all of their positions become "full time," there will be conflicts of interest in allocating management time, services and functions between the registrant and its Affiliates. These individuals may engage for their own account, or for the account of others in other business ventures for which the registrant shall not be entitled to any interest.

The registrant may, at some time in the future, compete with others for the management services of the current and future officers of the registrant. As a result, these individuals may be placed in a position where their decision to favor other operations in which they are associated over those of the registrant will result in a conflict of interest. It should also be noted that it may be expedient for them to favor one operation over another since their participation in such operations will vary.

In allocating their time, they will recognize their fiduciary obligations to the registrant, the prevailing industry standards and the financial situation of the registrant.

Conflicts of Interest Policy. The registrant has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of the registrant's board of directors. No such transactions by the registrant shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the board of directors of the registrant or a committee thereof which approves such transactions, financial interest is disclosed or known by the Board of Directors or committee and noted in the minutes, and the Board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote for that purpose without counting the vote or votes of such interested directors; or (ii) the fact of such common directorship or financial interest is disclosed to or known by the shareholders entitled to vote and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of shareholders holding a majority of the common shares entitled to vote (the votes of the common or interested directors or officers shall be counted in any such vote of shareholders), or (iii) the contract or transaction is fair and reasonable to the registrant based on the material similarity of terms to recent consulting agreements not involving interested parties, or in all other agreements by competitive bids, at the time it is authorized or approved. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the board of directors of the registrant or a committee thereof which approves such transactions.

Non-Qualified and Incentive Stock Option Plans

The registrant does not currently have any stock option plans.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Registrant's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the period July 2008 through June 2009.

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


ITEM 11. EXECUTIVE COMPENSATION

As operations increase, the registrant intends to enter into employment agreements with it officers. Upon funding, either through revenues from operations, a private placement or initial public offering, should the amount justify the salary demands, the key management of the registrant would be compensated according to their duties. No specific details have been determined.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tabulates holdings of shares of the registrant by each person or entity who, subject to the above, as of December 31, 2009, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of the registrant individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

                                                    Percentage of
                              Number & Class (1)     Outstanding
Name and Address                 of Shares          Common Shares
Glen R. Gamble
12892 Sierra Circle
Parker, CO 80134                 200,000                 .62%

Robert A. Hildebrand
405 Detroit Street
Englewood, CO 80206            1,410,000                4.34%

Beverly Jo Gamble
12892 Sierra Circle
Parker, CO 80134                 200,000                 .62%

Victory Minerals Corp.
7345 E. Peakview
Englewood, CO 80111            2,500,000                7.70%

Re-Group, Inc.
9600 E. Arapahoe Road #260
Englewood, Co 80112              942,500                2.90%

Gary E. Smolen
104 Pleasant Street
Meredith, NH 03253             1,200,000                3.69%

South Beach Ventures LLC
c/o Gary E. Smolen, Mgr
104 Pleasant Street
Meredith, NH 03253             1,000,000                3.08%

All Directors & Officers
as a group (2 persons)         4,310,000               13.27%

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

Beverly Jo Gamble is married to Glen R. Gamble, an officer and director of the registrant. As a result, Glen R. Gamble would be deemed to be a beneficial owner of the Common Shares owned of record by Beverly Jo Gamble. Nevertheless, Glen R. Gamble disclaims any beneficial ownership of the Common Shares owned of record by his wife.

Victory Minerals Corp. is a corporation controlled by Glen R. Gamble, an officer and director of the registrant. As a result, Glen R. Gamble would be deemed to be a beneficial owner of the 2,500,000 common shares owned of record by Victory Minerals Corp.

Daniel J. Boone and Jerry Welch are principals of Re-Group, Inc.

Gary E. Smolen is an individual who has performed IR/PR and other services for the Company. He has been appointed as the manager of South Beach Ventures and as such the shares under his jurisdiction are subject to influence from the registrant's management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Glen Gamble, president of the registrant, is also an officer and director of Victory Minerals Corporation, a significant shareholder of the registrant's common stock.

During the years ended June 30, 2009 and 2008, we paid affiliated companies $130,000 and $32,500, respectively, for consulting services. Our CEO and CFO are executives with the affiliated companies. A portion of these amounts are included in the loss from discontinued operations.

The registrant's Board of Directors consists of Glen R. Gamble and Robert A. Hildebrand. Glen R. Gamble is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal years ended June 30, 2009 and 2008, there were no transactions with related persons other than as described in the section above.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. In 2008, the registrant retained M & K CPAs PLLC for $39,328 to prepare the audited statements. Subsequently, the Company released M and K CPAs PLLC and engaged Kelly and Company to conduct our audits. As a result, we incurred aggregate fees and expenses of $138,328 for the 2009 and 2008 audits. Such fees included work completed for our annual audit and for the review of our financial statements included in our Form 10-Q each quarter.

Tax Fees. We did not incur any aggregate tax fees and expenses M&K CPA's or Kelly and Company for the 2009 and 2008 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees Kelly and Company during fiscal 2009 and 2008. The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2009 and 2008 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Kelly and Company solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, June 30, 2009
Statements of Operations for the years ended June 30, 2009 and 2008, Statements of Stockholders' Equity for the years ended June 30, 2008 and 2006
Statements of Cash Flows for the years ended June 30, 2009 and 2008 Notes to the Financial Statements

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

(3.2) Amendment to Articles of Incorporation incorporated by referenced to Form 10SB filed August 7, 1997, File No. 0-22965

(3.3) Bylaws incorporated by reference to Form 10SB filed August 7, 1997, File No. 0-22965

(3.4) Amendment to Bylaws dated July 1, 1997 incorporated by reference to Form 10SB filed October, 1997.

(4.1) Specimen Common Stock Certificate incorporated by reference to Form 10SB filed August 7, 1997, File No. 0-22965

(31) 302 certifications

(32) 906 certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: January 20, 2010

Pinnacle Resources, Inc.

/s/ Glen R. Gamble
------------------------------------
By: Glen R. Gamble, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Glen R. Gamble                  January 20, 2010
-----------------------
Glen R. Gamble
President and Director
(Chief Executive Officer)

/s/ Robert A. Hildebrand            January 20, 2010
------------------------
Robert A. Hildebrand
Secretary/ Treasurer and Director
(Chief Financial Officer)