Form 10-Q
period 2009-09-30
PINNACLE RESOURCES INC
filed 2010-01-21
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2009
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock as of December 31, 2009 was 32,477,550.

PART I -- FINANCIAL INFORMATION

PINNACLE RESOURCES, INC.

Item 1. Financial Statements

Condensed Balance Sheets, September 30, 2009 and June 30, 2009
Condensed Statements of Operations For Each of the Three Months Period ended September 30, 2009 and 2008
Condensed Statements of Cash Flows For Each of the Three Months Period ended September 30, 2009 and 2008
Notes to Condensed Financial Statements

                                  Pinnacle Resources, Inc
                            Balance Sheets

ASSETS
                                                        As of            As of
                                                     September 30,      June 30,
                                                         2009            2009
                                                      ----------    ------------
Current Assets:
  Cash and cash equivalents                         $   78,789        $  326,136
  Restricted cash                                            -           250,000
  Sublease rent receivable                                   -            19,000
  Receivable from sale of subsidiary                     4,500             2,500
  Debt securities and notes receivable
    to affiliates, net of collectibility
    reserve of $925,000 and $675,000                         -                 -
  Interest receivable on affiliate debt securities
    and notes receivable net of collectibility
    reserve of $44,021 and $22,647                       1,525                 -
  Deposit - legal fees                                  10,000             5,549
  Advances                                             179,008                 -
                                                    ----------        ----------
Total current assets                                   273,822           584,185
                                                    ----------        ----------
Equipment and leasehold improvements, net of
  accumulated depreciation and amortization of
    $12,978 and $10,242                                  4,886             5,473
Available for sale marketable securities of affiliate        -                 -
Mining rights                                           21,000            21,000
                                                    ----------        ----------
Total assets                                        $  299,708        $  610,658
                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $  138,767        $  142,784
  Other current liabilities                              2,321             2,252
                                                    ----------        ----------
Total current liabilities                              141,088           145,036
                                                    ----------        ----------
Other liabilities                                        3,082             3,688
                                                    ----------        ----------
Total liabilities                                      144,170           148,724
                                                    ==========        ==========
Commitments and contingencies

  Stockholders' equity:
  Preferred stock, $0.01 per share par value;
   authorized 2,000,000 shares, issued and
   outstanding -0- shares at 2009 and 2008                   -                 -
  Common stock, $0.00001 par value; 875,000,000
   shares authorized; issued and outstanding
   32,477,550 and 32,477,550 shares issued and
   outstanding in 2009 and 2008                            325               325



 Additional paid-in capital                          3,836,704         3,816,714
  Other comprehensive loss                            (180,000)         (180,000)
  Accumulated Deficit                               (3,501,491)       (3,175,095)
                                                    ----------        ----------
      Total stockholders' equity                       155,538           461,934
                                                    ----------        ----------
      Total liabilities and stockholders' equity    $  299,708        $  610,658
                                                    ==========        ==========


The accompanying notes are an integral part of the financial statements

                       Pinnacle Resources, Inc.
                       Statements of Operations

                                     For the Three Month Period
                                          Ended September 30,
                                     --------------------------
                                          2009         2008
                                       ----------   ----------
Operating expenses:
  Salaries                             $   48,000   $   48,000
  Professional fees                         8,981       18,175
  General and administrative               33,704       64,757
  Bad debt expense                        250,000            -
                                       ----------   ----------
       Total operating expenses           340,685      130,932
                                       ----------   ----------
Total operating loss                     (340,685)    (130,932)
                                       ----------   ----------
Other income (expense):
  Interest income - banks                   1,623         (290)
  Interest income - affiliate
    debt securities                             -            -
  Other income                             12,666        1,620
  Restructuring of sale of subsidiary           -      963,988
                                       ----------   ----------
      Other income                         14,289      965,318
                                       ----------   ----------
Income (loss) from continuing
 operations                              (326,396)     834,386
                                       ----------   ----------
Income tax benefit                              -      335,205
                                       ----------   ----------
Net income (loss) from continuing
  operations                             (326,396)     499,181
Discontinued operations:
  Loss on discontinued
  operations, net of taxes                      -        6,403
                                       ----------   ----------
Net income (loss)                      $ (326,396)  $  505,584
Loss per share - basic and diluted
  Continuing operations                $    (0.01)  $     0.02
  Discontinued operations                    0.00         0.00
                                       ----------   ----------
   Net loss                             $   (0.01)  $     0.02
                                       ==========   ==========
Weighted average number of shares
 outstanding:
-Basic and diluted                     32,021,028   22,032,195
                                       ==========   ==========

The accompanying notes are an integral part of the financial statements

                      Pinnacle Resources, Inc.
                      Statements of Cash Flows

                                             For the Three Month Period
                                                Ended September 30,
                                                 2009         2008
                                              ----------   ----------
Cash flows provided by (used in) operating
 activities:
Net income (loss)                              $(326,396)    $ 505,584
Less:
   Net income (loss) from discontinued
     operations                                        -         6,403
                                              ----------    ----------
Net income (loss) from continuing operations    (326,396)      499,181
  Adjustments to reconcile net income
  (loss) to net cash (used in) provided
   by operating activities:
    Reserve for uncollectible debt securities,
      note receivable and related accrued
      interest                                   271,375             -
    Restructuring on Van Mag receivable                -      (963,988)
    Depreciation expense                             587             -
    Tax expense (benefit) from deferred tax
      asset-current                                    -         7,891
    Tax expense (benefit) from deferred tax
      liability - current                              -       335,205
  Changes in operating assets and liabilities:
    Sublease rent receivable                      (2,000)       (3,000)
    Deposits                                         549             -
    Interest receivable from notes               (22,900)            -
    Advances                                    (184,008)            -
    Accounts payable                              (4,017)       14,701
                                              ----------    ----------
Net cash used in operating activities
  of continuing operations                      (266,810)     (103,607)
                                              ----------    ----------
  Net cash provided by (used in) discontinued
   operations:
    Net current assets                                 -       (17,294)
    Net current liabilities                            -        (1,999)
                                              ----------    ----------
Net cash provided by (used in) operating
 activities                                     (266,810)     (122,900)
                                              ----------    ----------
Cash flows used in investing activities:
  Restricted cash                                250,000             -
  Issuance of notes                             (250,000)            -
                                              ----------    ----------




Net cash provided by investing activities              -             -
                                              ----------    ----------
Cash flows provided by (used in) financing
  Activities:
  Proceeds from exercise of stock options         20,000             -
  Payments on capital lease                         (537)            -
                                              ----------    ----------
Net cash used in financing activities             19,463             -
                                              ----------    ----------
Net increase (decrease) in cash                 (247,347)     (122,900)
Cash-beginning of period                         326,136       207,250
                                              ==========    ==========
Cash-end of period                            $   78,789    $   84,350
                                              ==========    ==========

Supplemental Cash Flow Information

                                             For the Three Month Period
                                                Ended September 30,
                                                 2009         2008
                                              ----------   ----------
Cash paid for:
  Interest                                     $     173    $    290
  Taxes                                        $       -    $      -

Non-Cash Items
Currency translation effect:
  Receivable of subsidiary                     $       -    $421,822





The accompanying notes are an integral part of the financial statements

                          Pinnacle Resources, Inc.

                      Notes to the Financial Statements

               As of September 30, 2009 and June 30, 2009 and
  For Each of the Three Month Periods Ended September 30, 2009 and 2008

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

In June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. The plan anticipated that the operations would be sold within a one year period during which the subsidiary's operations were to be continued. The Company abandoned Diamonaire in April 2009 due to the costs of continuing the operations and the lack of potential buyers. Diamonaire's statement of operations for the three month period ended September 30, 2008 is recorded as discontinued operations (Note 7 - Discontinued operations).

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

Cash, Cash Equivalents, and Marketable Securities

We have adopted FAS No. 157, "Fair Value Measurements" (ASC 820-10) and utilize the market approach to measure fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable

                          Pinnacle Resources, Inc.

                      Notes to the Financial Statements

               As of September 30, 2009 and June 30, 2009 and
  For Each of the Three Month Periods Ended September 30, 2009 and 2008

assets. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The carrying values of our cash, cash equivalents, marketable securities of affiliate, and financing proceeds receivables carried at fair value as of September 30, 2009, are classified in the table below into one of the three category levels described above:

		 	               Level      Level 2      Level 3      Total
Cash & equivalents              $ 78,789    $      -      $      -    $ 78,789
Marketable securities of
  affiliate		                     -           -           -0-           -
                                --------    --------      --------    --------
Cash, cash equivalents,
  and marketable securities	  $ 78,789    $	   -      $      -    $ 78,789
                                ========    ========      ========    ========

As of September 30, 2009, our cash and cash equivalents were held at major financial institutions. To a limited degree, these investments are insured by the Federal Deposit Insurance Corporation; however, they are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks.

In a June 2009 transaction, the Company issued 9,000,000 shares (Note 9
- Equity) of its common stock in exchange for 180,000 common shares of The Saint James Company (ticker: STJC.OB) ("Saint James"), a publicly traded company that trades on the over-the-counter bulletin board. The

                        Pinnacle Resources, Inc.

                    Notes to the Financial Statements

             As of September 30, 2009 and June 30, 2009 and
 For Each of the Three Month Periods Ended September 30, 2009 and 2008

shares acquired had a fair value of $0 at September 30, 2009. The securities obtained are currently traded in an inactive market. The value of the shares was based on Level 3 inputs.

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

Comprehensive Income

Comprehensive income is calculated in accordance with SFAS No. 130, "Reporting Comprehensive Income" (ASC 220-10). ASC 220-10 requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources.

Cash and cash equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Concentration of Credit Risk

At September 30, 2009, the Company had $78,789 on deposit, of which we did not exceed the United States FDIC federally insured limit of $250,000 per bank.

Restricted Cash

At June 30, 2009, the Company had restricted cash of $250,000 identified to support a debenture credit facility in which it was the lender. In July 2009, the debtor drew down the $250,000. There is no restricted cash at September 30, 2009.

                          Pinnacle Resources, Inc.

                      Notes to the Financial Statements

               As of September 30, 2009 and June 30, 2009 and
  For Each of the Three Month Periods Ended September 30, 2009 and 2008

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

Notes and Other Receivables

Management evaluates notes receivable for collectability and records an allowance, if appropriate, based on management's best estimate of probable losses, including specific allowances for known troubled notes.
Notes receivables are reviewed at least quarterly, and those notes with amounts that are judged to be uncollectible are reduced to their estimated realizable value.

When a note receivable secured with collateral is determined to be impaired, the note is reduced to its fair value and the allowance for doubtful accounts is charged less the estimated fair value of the collateral.

For other receivables, the allowance for doubtful accounts is based on management's assessment of the collectability of the specific account. Management has determined that it is necessary to record an allowance for doubtful accounts on notes receivable and related accrued interest of $969,021 at September 30, 2009.

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

                          Pinnacle Resources, Inc.

                      Notes to the Financial Statements

               As of September 30, 2009 and June 30, 2009 and
  For Each of the Three Month Periods Ended September 30, 2009 and 2008

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

                          Pinnacle Resources, Inc.

                      Notes to the Financial Statements

               As of September 30, 2009 and June 30, 2009 and
  For Each of the Three Month Periods Ended September 30, 2009 and 2008

Fair value of financial instruments

The Company's financial instruments are cash and cash equivalents, notes receivable, corporate debenture, other receivable, accounts payable, accrued liabilities and liabilities of discontinued
operations.   These financial instruments are carried at their recorded
values which approximate their fair values based on their short-term nature.

Investments

Fair values of investments are based on management's estimates and pricing models using prevailing financial market information. As there is no quoted market price at September 30, 2009 and 2008, the fair value of such financial instruments is not necessarily representative of the amount that could be realized or settled.

Concentrations of Operations Outside Our Home Country

Substantially all of our past operations have been conducted in the Republic of South Africa. As such, we are subject to the South African laws and regulations, including currency restrictions and tax laws. At September 30, 2009, all foreign operations have been abandoned.

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

New accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification
(ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all

                          Pinnacle Resources, Inc.

                      Notes to the Financial Statements

               As of September 30, 2009 and June 30, 2009 and
  For Each of the Three Month Periods Ended September 30, 2009 and 2008

authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). As it relates to the Company, the Codification is effective July 1, 2009. This standard did not have an impact on the Company's results of operations or financial condition. Throughout the notes to the financial statements, references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to also include the appropriate section of the ASC.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FAS) No. 141 (Revised 2007) (ASC 805), Business Combinations, which replaced FAS-141, Business Combinations. The new Statement has significantly changed the accounting for business combinations and the impact on financial statements both as of the acquisition date and in subsequent periods. Under ASC 805, an acquiring entity is required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values as of the acquisition date, with limited exceptions. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 applies to business combinations for which the acquisition date is on or after July 1, 2009. The Company has determined there will be minimal if any impact caused by the provisions of ASC 805 on its financial position, results of operations, and cash flows.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (ASC 825-10). ASC 825-10 provides entities with an irrevocable option to report selected financial assets and financial liabilities at fair value. It also establishes presentation and disclosure requirements that are designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of ASC 825-10 became effective for the Company as of the July 1, 2008. The Company has determined there is no impact impact of the provisions of ASC 825-10 on its financial position, results of operations, and cash flows.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (ASC 810-10). This statement established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other matters, it also requires the recognition of a noncontrolling interest (sometimes called "minority interest") as equity in the consolidated financial statements and separate from the

                          Pinnacle Resources, Inc.

                      Notes to the Financial Statements

               As of September 30, 2009 and June 30, 2009 and
  For Each of the Three Month Periods Ended September 30, 2009 and 2008

parent's equity. The amount of net income (loss) attributable to the noncontrolling interest will be included in consolidated net income
(loss) on the face of the income statement. ASC 810-10 is effective as of the Company's fiscal year beginning July 1, 2009. The Company does not anticipate this accounting pronouncement to have a significant impact on its financial position, results of operations, and cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (ASC 855-10). This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. ASC 855-10 was effective as of the Company's fiscal quarter beginning April 1, 2009. The adoption of this accounting pronouncement does not have a significant impact on our financial statements.

In June 2009, the FASB issued FAS No. 167, "Amendments to FASB Interpretation No. 46(R)". This standard is not yet codified in the ASC. This standard requires the Company to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

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

                          Pinnacle Resources, Inc.

                      Notes to the Financial Statements

               As of September 30, 2009 and June 30, 2009 and
  For Each of the Three Month Periods Ended September 30, 2009 and 2008

EITF Issue 08-05: "Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement" (ASC 820-10) applies to liabilities issued with an inseparable third-party credit enhancement (for example, debt that is issued with a contractual third-party guarantee) when they are measured or disclosed at fair value on a recurring basis. The issuer of a liability with a third-party credit enhancement that is inseparable from the liability shall not include the effect of the credit enhancement in the fair value measurement of the liability and shall disclose the existence of the third-party credit enhancement on its issued liability. This issue became effective as of January 1, 2009.

EITF Issue No. 08-6, "Equity Method Investment Accounting Considerations" (ASC 323-10) concluded that an entity shall measure its equity method investment initially at cost and then recognize other-than-temporary impairments of the equity method investment based on the change in the assets it holds that gave rise to the investee's impairment charge. Additionally, the equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee's share issuance shall be recognized in earnings. This issue became effective for the Company on July 1, 2009.

3.	Related party transactions

Consulting Services
During the three month periods ended September 30, 2009 and 2008, we paid affiliated companies $1,000 and $5,000, respectively, for consulting services. Our CEO and CFO are executives with the affiliated companies. A portion of these amounts are included in the loss from discontinued operations.

Debt Securities and Notes Receivable

                                                       As of                 As of
                                                   September 30, 2009    June 30, 2009
                                                     ------------         -----------
Corporate notes receivable to affiliates
  - held to maturity                                 $  425,000            $  425,000
Corporate debenture to affiliate - held to maturity     500,000               250,000
Debt securities - held to maturity, before impairment   925,000               675,000
                                                     ----------            ----------
Collectability reserve for temporary impairment		 (925,000)             (675,000)
                                                     ----------            ----------
Debt securities to affiliates - held to maturity     $        -            $        -
                                                     ==========            ==========

                          Pinnacle Resources, Inc.

                      Notes to the Financial Statements

               As of September 30, 2009 and June 30, 2009 and
  For Each of the Three Month Periods Ended September 30, 2009 and 2008

Collateralized

In November 2008, the Company loaned $250,000 to two entities that had pledged as collateral certain financial assets. The note receivable had an interest rate with an APR of 6.82%. The principal and interest was due in one year. The two entities are 10% shareholders of the Company. In October 2009, the note receivable was satisfied through the issuance of 265,500 shares of the common stock of The Saint James Company. (Note 10 - Subsequent Events)

Uncollateralized

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

Modification of the Uncollateralized Notes Receivable

Concurrent with entering into the straight convertible debenture agreement, the Company's then existing $150,000 and $25,000 notes receivable were modified to provide for the notes' outstanding balances to in whole or in part be converted at the Company's option into shares of the common stock of Saint James at $0.50 per share. On January 6, 2010, these notes receivable were converted into Saint James stock (Note 10, Subsequent Events).

Straight Convertible Debenture Agreement

In June 2009, the Company entered into a $500,000 straight convertible debenture agreement with Saint James. The debenture agreement is without collateral and bears an annual interest rate of the Wall Street Journal prime rate plus 8% (11.5% at September 30, 2009). All principal and accrued interest is due June 30, 2010 and is convertible at the option of the Company into shares of the common stock of Saint James at $0.50 per share. At September 30, 2009, the Company had advanced the entire $500,000 of the debenture agreement. On January 6, 2010, the $500,000 debenture was converted into Saint James stock (Note 10, Subsequent Events).

All held to maturity debt securities are due within one year as of September 30, 2009.

                          Pinnacle Resources, Inc.

                      Notes to the Financial Statements

               As of September 30, 2009 and June 30, 2009 and
  For Each of the Three Month Periods Ended September 30, 2009 and 2008

Available for Sale Marketable Securities of Affiliate

At September 30, 2009, the Company held 180,000 shares of Saint James common stock for investment purposes. The fair value of the marketable securities is $0 at September 30, 2009.

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

Our office equipment and furniture, with a cost basis of $10,242, was fully depreciated prior to the periods that are being reported upon. As the office equipment and furniture is still being used by the Company, its fully depreciated costs are carried on its books at September 30, 2009.

                          Pinnacle Resources, Inc.

                      Notes to the Financial Statements

               As of September 30, 2009 and June 30, 2009 and
  For Each of the Three Month Periods Ended September 30, 2009 and 2008

In August 2008, the Company entered a lease agreement for a copier for 39 months which is classified as a capital lease. Accordingly, the Company capitalized the capital lease and the capital lease obligation. The Company recognized depreciation expense of $586 and $0 for the three month periods ended September 30, 2009 and 2008, respectively.

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

The Company was party to an ongoing lawsuit in the High Court of South Africa related to the sale of the Company's ownership of the VanMag subsidiary. The buyer of the Company's ownership interest has released the Company from any liability in the matter. As such, the Company does not expect to incur any future expenses related to this matter as the litigation was resolved between the parties and the settlement was filed and accepted by the High Court of South Africa.

Going Concern and Management's Plan

The Company has incurred net losses from continuing operations for the three month periods ended September 30, 2009 and 2008 of $326,396 and $(499,181), respectively and has an accumulated deficit of $3,501,491

                          Pinnacle Resources, Inc.

                      Notes to the Financial Statements

               As of September 30, 2009 and June 30, 2009 and
  For Each of the Three Month Periods Ended September 30, 2009 and 2008

at September 30, 2009. The Company has cash available in the amount of approximately $78,789 at of September 30, 2009. The Company has discontinued all of its operations as of September 30, 2009 (Note 7).

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

Lease commitments

The Company leases office space and equipment under noncancelable leases. The following is a schedule by years of future minimum rentals under the leases for the 12 month periods ending June 30:

Year		            Amount
2010                  $ 15,230
2011                    20,739
2012                    10,026
2013                         -
2014 and thereafter          -
                      --------
Total                 $	45,995
                      ========

The Company recognized rental expense of $8,458 and $11,400 for the three month periods ended September 30, 2009 and 2008, respectively. The Company occupies its Englewood, Colorado facility under a rental agreement that has a lease term that expired in December 2008. On October 1, 2008, the Company entered into an agreement to extend the lease term for an additional 36 months ending December 2011. On August 15, 2008, the Company entered into a capital lease agreement for a copier for 39 months ending October 2011.

The Company subleases space in its office to two tenants. Sublease income for the three month periods ended September 30, 2009 and 2008 was $2,000 and $9,000, respectively. All sublease income is treated as a reduction in rent expense.

7.	Discontinued operations

The following foreign subsidiary has been abandoned and is classified as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (ASC 360) for the three month period ended September 30, 2008.

                          Pinnacle Resources, Inc.

                      Notes to the Financial Statements

               As of September 30, 2009 and June 30, 2009 and
  For Each of the Three Month Periods Ended September 30, 2009 and 2008

Diamonaire Exploration (Pty) (Ltd)

In June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipated that the operations would be sold or abandoned within a one year period during which the activities of Diamonaire were to continue. The Company was unable to sell Diamonaire and the entity was abandoned in April 2009. Diamonaire's pretax loss, reported in discontinued operations, for the three month period ended September 30, 2008 was $1,460,879. The entity has been classified as discontinued operations for the three month period ended September 30, 2008. The balance sheet was written off upon the abandonment in April 2009.

8.	Earnings (loss) Per Share

Earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss)) per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The computation of basic earnings (loss) per share and diluted earnings (loss) per share for "Earnings (loss) from continuing operations" is as follows:

                                           For the Three Month Period
                                                Ended September 30,
                                           2009                  2008
                                           ----                  ----
Income (loss) from continuing operations  $(326,396)	        $ 499,181
                                          =========           =========
Weighted-average number of common shares
  outstanding - Basic 		           32,021,028          22,032,195
Effect of dilutive securities
  - Stock options                                 -                   -
                                         ----------          ----------
Weighted-average number of common shares
  outstanding - Basic and Diluted        32,021,028          22,032,195
                                         ==========          ==========
Net earnings per share from continuing
  operations:
Basic and Diluted                        $    (0.01)         $     0.02
                                         ==========          ==========

                          Pinnacle Resources, Inc.

                      Notes to the Financial Statements

               As of September 30, 2009 and June 30, 2009 and
  For Each of the Three Month Periods Ended September 30, 2009 and 2008

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:
                                             As of          As of
                                         September 30,     June 30,
                                             2009           2009
                                             ----           ----
Options to purchase common stock                 -       1,000,000

9.	Equity

In December 2007, the Company issued 1,000,000 shares in a private placement for $80,000. Transaction costs were $80,000, resulting in no increase to equity.

In June 2009, we issued 9,000,000 common shares to affiliated entities in exchange for 180,000 common shares of The Saint James Company (STJC.OB) ("Saint James"). The fair value of the shares at the time of acquisition was $180,000, based on level 3 fair value inputs. Events occurring after the transaction resulted in the shares temporarily losing all value. At June 30, 2009, the fair value of the shares acquired was $0. The temporary loss is shown as other comprehensive income. The Saint James shares are restricted for one year and the Company is prohibited from owning more than 4.99% of the outstanding shares of Saint James at any time.

In August 2009, 1,000,000 common shares were issued in a stock option exercise transaction. The exercise price of each option was $0.02, resulting in a total transaction amount of $20,000.

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

Risk free interest rate              1.19%
Volatility                            101%
Dividend                              -0-
Weighted average expected life       2 years

                          Pinnacle Resources, Inc.

                      Notes to the Financial Statements

               As of September 30, 2009 and June 30, 2009 and
  For Each of the Three Month Periods Ended September 30, 2009 and 2008

The following schedule summarizes our stock option activity:

                                           Weighted          Weighted
                                           Average            Average      Aggregate
                                           Exercise          Remaining     Intrinsic
                               Options       Price             Term	      Value
                               -------     --------          ---------     ---------
Outstanding at June 30, 2008   1,000,000    $      -                -             -
                               =========    ========         ========      ========
Options granted                        -           -                -             -
Options exercised                      -           -                -             -
Options expired                        -           -                -             -
                               ---------    --------         --------      --------
Outstanding at June 30, 2009   1,000,000    $   0.02             1.35      $ 25,000
Options granted                        -           -                -             -
Options exercised              1,000,000           -                -             -
Options expired                        -    $      -                -             -
                               ---------    --------         --------      --------
Outstanding at September
  30, 2009                             -    $      -                -             -
                               =========    ========         ========      ========

10.	Subsequent Events

In October 2009, we accepted 265,500 restricted common shares of The Saint James Company in satisfaction of a $250,000 note receivable and the related accrued interest. The fair value of the Saint James shares at December 31, 2009 was $0.

On January 6, 2010, the Company converted notes receivable to The Saint James Company totaling $675,000 into 1,350,000 common shares of The Saint James Company at the conversion price of $0.50 per share. As incentive for the conversion, Saint James agreed to pay the accrued interest on these notes, totaling $47,248 as of December 31, 20-09, in two installments, a $27,248 immediate payment and a $20,000 payment on February 15, 2010. The fair value of the Saint James shares at the time of conversion was $0.

Business Combination

On January 8, 2010, the Company entered into a share exchange agreement (The "Agreement") with Iron Eagle Group, a Nevada corporation 9"Iron Eagle"). Pursuant to the Agreement, the Company issued an aggregate of 373,491,825 shares of its common stock (the "Agreement Shares") to the Iron Eagle shareholders in exchange for all of the issued and outstanding Iron Eagle capital stock. As a result of the Agreement, Iron Eagle became a wholly-owned subsidiary of the Company. There has

                          Pinnacle Resources, Inc.

                      Notes to the Financial Statements

               As of September 30, 2009 and June 30, 2009 and
  For Each of the Three Month Periods Ended September 30, 2009 and 2008

been a change in the ownership control of the Company as of January 8, 2010 as the Iron Eagle shareholders own 92% of the Company's outstanding common shares.

The Agreement provides for the Agreement Shares to be held in escrow and their release subject to future performance by Iron Eagle before October 8, 2010:
  (i) Iron Eagle shall enter into one or more agreements to acquire construction, infrastructure or related companies with aggregate fiscal 2009 or last twelve (12) months audited EBITDA, adjusted for non-recurring expenses, of at least One Million Eight Hundred Thousand Dollars ($1,800,000); or
  (ii) The Company's Board of Directors unanimously votes to authorize the release of the Agreement Shares when the minimum requirement has been fulfilled.

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

Iron Eagle was formed in November 2009 and as of December 31, 2009 had assets of $10,000, liabilities of $270,000 and an accumulated deficit of $260,000. Iron Eagle's loss for the two month period ended December 31, 2009 was $260,020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presentation of our management's discussion and analysis should be read in conjunction with the financial statements and other financial information included elsewhere in this report.

Basis of Presentation of the Financial Statements

Our financial statements include those of Pinnacle Resources, Inc., the parent company and our South African subsidiary; our wholly owned subsidiary, Diamonaire Exploration (Pty) Ltd. In June 2008, we adopted a plan to discontinue the operations of Diamonaire. This plan anticipated that the operations would be sold within a one year period during which the activities of Diamonaire would continue. We abandoned Diamonaire in April 2009 due to the costs of continuing the operations and the lack of potential buyers. Diamonaire's statement of operations for the three month period ended September 30, 2008 is recorded as discontinued operation.

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

Results of Operations

At September 30, 2008, we had sold or adopted a plan to discontinue all of our South African natural resource operations. Our activities during fiscal 2009 have been limited to the activities of our Diamonaire subsidiary, searching for new business opportunities and collecting the remaining receivable related to the sale of our VanMag subsidiary. In October 2008, we collected $1,584,740 of this receivable and amended the terms to provide for the balance of the note to increase to $3.75 million and to be paid in US dollars. In November 2008, the buyer failed to pay the remaining 30,000,000 South African Rand payment. The Company and buyer informally agreed that the remaining amount payable of 30,000,000 Rand would be due and payable in the amount of $3,750,000 (US$). This amendment resulted in a restructuring gain of $787,037. In May 2009, a settlement agreement was reached whereby the Company would receive $1,000,000 and 1,000,000 South African Rand in full satisfaction of the outstanding receivable. In addition, the Company received a royalty agreement on future sales based on a rate of $0.50 per ton, not to exceed $3,000,000 over the total agreement. The Company does not anticipate receiving any royalties arising from this agreement. The 1,000,000 South African Rand was paid directly to Titan Processors (Pty) Ltd of South Africa
and the Company received the $1,000,000.   As a result of the
completion of the informal settlement to the Third Addendum, the Company recognized a loss of $2,750,000.

Three month periods ended September 30, 2009 compared to three month period ended September 30, 2008

Net (loss) for the three month period in 2009 totaled $(326,396) compared to net income of $505,584 in the same period in 2008. The loss from our discontinued operations was $0 in the three month period in 2009 and $6,403 in the same period in 2008.

Operating expenses for the three month period ended September 30, 2009 were $349,685 compared to $139,932 for the three month period ended September 30, 2008. We recorded a bad debt expense of $250,000 during the three month period in 2009. Our professional fee costs and other administrative costs decreased in the three month period in 2009 compared to the same period in 2008 due to the reduction of our operations.

Bad debt expense for the three month period ended September 30, 2009 was $250,000 compared to $0 in the prior period. The bad debt expense relates to our loan to St. James Company, a related party. The current financial condition of St. James indicates that it is unlikely that we will be able to recover our receivable.

Restructuring of sale of subsidiary was $0 for the three month period ended September 30, 2009 compared to $963,988 for the three month period ended September 2008.

Interest income - banks was $1,623 during the three month period in 2009 compared to $(290) for the three month ended September 30, 2009 as a result of the increase in our cash deposits between the two periods.

For the three month period ended September 30, 2009, we received other income of $12,666 compared to $1,620 for the three month period ended September 30, 2008.

Liquidity

September 30, 2009 compared to June 30, 2009

During the three month period in 2009, we relied on cash reserves related to the sale of VanMag in 2007. Our cash position decreased from $326,136 at June 30, 2009 to $78,789 at September 30, 2009,
primarily due to loans we made that we now believe to be uncollectible. We have no current sources of cash and we will not be able to continue in existence if further cash resources are not obtained.

Discontinued operations


Diamonaire Exploration (Pty) (Ltd)

As of June 2008, we adopted a plan to discontinue the operations of Diamonaire. This plan anticipated that the operations would be sold within a one year period during which the activities of Diamonaire would continue. We abandoned Diamonaire in April 2009 due to the costs of continuing the operations and the lack of potential buyers.

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


Item 4T.  Controls and Procedures.

During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  January 20, 2010

Pinnacle Resources, Inc.

By  /s/Glen R. Gamble
    ------------------------
    Glen R. Gamble
    President and Director