Form 10-Q
period 2009-12-31
PINNACLE RESOURCES INC
filed 2010-02-24
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended December 31, 2009
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock as of January 31, 2010 was 32,477,550.

PART I -- FINANCIAL INFORMATION

PINNACLE RESOURCES, INC.

Item 1. Financial Statements

Condensed Balance Sheets, December 31, 2009 (unaudited) and June 30,
2008
Condensed Unaudited Statements of Operations For Each of the Three and Six Month Periods ended December 31, 2009 and 2008
Condensed Unaudited Statements of Cash Flows For Each of the Six Month Periods ended December 31, 2009 and 2008
Notes to the Condensed Financial Statements

                        Pinnacle Resources, Inc.
                        Condensed Balance Sheets

                               ASSETS
                                                       As of            As of
                                                     December 31,      June 30,
                                                         2009            2009
                                                      ----------    ------------
                                                      (unaudited)
Current assets:
  Cash                                              $   14,303       $  326,136
  Restricted cash                                            -          250,000
  Sublease rent receivable                               4,500            2,500
  Debt securities and notes receivable to
    affiliates, net of collectability reserve
    of $675,000 and $675,000                                 -                -
  Interest receivable on affiliate debt securities
    and notes receivable, net of collectability
    reserve of $30,336 and $22,647                       1,904                -
  Advances                                              34,008                -
  Notes receivable                                     140,000                -
  Deposit-legal fees                                    10,000            5,549
                                                    ----------       ----------
Total current assets                                   204,715          584,185
                                                    ----------       ----------
Equipment and leasehold improvements, net of
 accumulated depreciation of $13,564 and $12,392         4,300            5,473
Available for sale marketable securities of affiliates       -                -
Mining rights                                           21,000           21,000
                                                    ----------       ----------
Total assets                                        $  230,015       $  610,658
                                                    ==========       ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $   19,175       $  142,784
  Capital lease - current                                2,391            2,252
  Related party payables                                30,000                -
  Line of credit                                        50,000                -
                                                   -----------       ----------
Total current liabilities                              101,566          145,036
Capital lease                                            2,457            3,688
                                                   -----------       ----------
Total liabilities                                      104,023          148,724
                                                   -----------       ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $0.01 per share;
   authorized 2,000,000 shares, issued and
   outstanding -0- shares                          $         -      $         -
  Common stock, $.00001 par value, 875,000,000
   shares authorized, 32,477,550 and 31,477,550
   shares issued and outstanding                           325              215




Additional paid-in capital                           3,836,704        3,816,714
Other comprehensive income                            (180,000)        (180,000)
Accumulated deficit                                 (3,531,037)      (3,175,095)
                                                   -----------      -----------
Total stockholders' equity                             125,992          461,934
                                                   ===========      ===========
Total liabilities and stockholders' equity         $   230,015      $   610,658
                                                   ===========      ===========


The accompanying notes are an integral part of the financial statements

                          Pinnacle Resources, Inc.
                    Condensed Statements of Operations
                                 (unaudited)

                                   For the Six-Month Period    For the Three-Month Period
                                       Ended December 31,          Ended December 31,
                                       2009         2008         2009         2008
                                    ----------   ----------   ----------   ----------
                                    (unaudited)  (unaudited)  (unaudited)  (unaudited)
Operating expenses:
  Salaries                           $  80,007      $156,000     $ 32,007     $108,000
  Professional fees                     25,810        28,709       16,829       10,534
  General and administrative            60,980       129,879       27,276       65,122
  Bad debt expense                     250,000             -            -            -
                                     ---------     ---------     --------    ---------
    Total operating expenses           416,797       314,588       76,112      183,656
                                     ---------     ---------     --------    ---------
Operating loss                        (416,797)     (314,588)     (76,112)    (183,656)
                                     ---------     ---------     --------    ---------
Other income (expense):
  Interest income                        2,176         6,043          553        6,043
  Interest expense                        (859)         (298)        (859)          (8)
  Restructuring gain on receivable
   from sale of subsidiary                   -     1,017,285            -       53,297
  Other income (expense)                59,541          (244)      46,875       (1,864)
                                     ---------     ---------     --------    ---------
    Other income                        60,858     1,022,786       46,569       57,468
                                     ---------     ---------     --------    ---------
Income (loss) from continuing
 operations                           (355,939)      708,198      (29,543)    (126,188)
                                     ---------     ---------     --------    ---------
Income tax expense (benefit)                 -       182,923            -     (152,282)
                                     ---------     ---------     --------    ---------
Net income (loss) from continuing
 operations                           (355,939)      525,275      (29,543)      26,094
                                     ---------     ---------     --------    ---------
Discontinued operations:
  Loss on discontinued operations,
    net of taxes                             -      (381,029)           -     (387,432)
                                     ---------     ---------    ---------     --------
Net income (loss)                    $(355,939)    $ 144,246    $ (29,543)   $(361,338)
                                     =========     =========    =========     ========
Earnings (loss) per share - Basic:
  Continuing operations                 $(0.01)       $ 0.02       $ 0.00       $ 0.00
  Discontinued operations                 0.00         (0.02)        0.00        (0.02)
                                        ------        ------       ------       ------
  Net income(loss)                      $(0.01)       $ 0.01       $ 0.00       $(0.02)
                                        ======        ======       ======       ======
Earnings (loss) per share - Diluted:
  Continuing operations                 $(0.01)       $ 0.02       $ 0.00       $ 0.00
  Discontinued operations                 0.01         (0.01)        0.00        (0.02)
                                        ------        ------       ------       ------
  Net income (loss)                     $(0.01)       $ 0.01       $ 0.00       $(0.02)
                                        ======        ======       ======       ======




Weighted average number of shares
 outstanding:
-Basic                             32,249,289     21,477,550    32,477,550   21,477,550
                                   ==========     ==========    ==========   ==========
-Diluted                           32,249,289     21,477,550    32,477,550   21,477,550
                                   ==========     ==========    ==========   ==========

                         Pinnacle Resources, Inc.
                   Condensed Statements of Cash Flows
                              (unaudited)

                                                         For the Six Month Period
                                                            Ended December 31,
                                                         2009               2008
                                                         ----               ----
                                                      (unaudited)       (unaudited)
Cash flows provided by (used in)
 operating activities:
  Net income (loss)                                      $(355,939)     $  144,246
  Net loss from discontinued operations                          -        (381,030)
                                                         ---------      ----------
  Net income (loss) from continuing operations            (355,939)        525,276
    Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operating
     activities:
      Write off of sublease rent receivable                      -          (1,840)
      Impairment on investments                                  -          (5,000)
      Restructuring of VanMag receivable                         -      (1,017,285)
      Loss on currency translation                               -         421,823
      Tax benefit from deferred tax
       asset                                                     -        (111,257)
      Tax expense from deferred tax liability                    -         175,032
      Depreciation                                           1,173               -
    Changes in operating assets and liabilities:
      Sublease rent receivable                              (2,000)         21,000
      Prepaid legal fees                                         -          (8,284)
      Interest receivable                                   (1,904)         (4,479)
      Other prepaids                                        (4,451)              -
      Accounts payable                                    (123,612)        (50,572)
      Related party payables                                30,000               -
      Other current liabilities                                139               -
                                                         ---------      ----------
  Net cash used in operating activities of
   continuing operations                                  (456,594)       (386,616)
                                                         ---------      ----------
    Net cash provided (used in) discontinued
     operations:
      Net current assets                                         -           2,728
      Net current liabilities                                    -        (734,131)
                                                         ---------      ----------
Net cash provided by (used in) operating
 activities                                               (456,594)     (1,118,019)
                                                         ---------      ----------
Cash flows used in investing activities:
  Advances                                                (174,008)        (50,000)
  Issuance of note receivable - unsecured                        -        (150,000)
  Restricted Cash                                          250,000               -
  Issuance of note receivable - secured                          -        (250,000)
  Proceeds from sale of investments                              -          14,840
  Sale of subsidiary (VanMag)                                    -       1,584,740
                                                         ---------      ----------




Net cash used in investing activities                       75,992       1,149,580
                                                         ---------      ----------

Cash flows provided by (used in) financing activities:
  Proceeds from exercise of stock options                   20,000               -
  Proceeds from line of credit                              50,000               -
  Payments on capital lease                                 (1,231)              -
                                                         ---------      ----------
Net cash used in financing activities                       68,769         250,000
Net increase (decrease) in cash                           (311,833)         31,561
Cash - beginning of period                                 326,136         207,250
                                                         ---------      ----------
Cash - end of period                                     $  14,303      $  238,811
                                                         =========      ==========

Supplemental Cash Flow Information

                                                    For the Six Month Period
                                                         Ended December 31,
                                                      2009               2008
                                                      ----               ----
                                                  (unaudited)        (unaudited)
Cash paid for:
Interest                                            $     269         $     298
Taxes                                               $       -         $       -

Non - Cash Items
Currency translation effect:
Receivable of subsidiary                            $       -         $(864,072)

The accompanying notes are an integral part of the financial statements

                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

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

In June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. The plan anticipated that the operations would be sold within a one year period during which the subsidiary's operations were to be continued. The Company abandoned Diamonaire in April 2009 due to the costs of continuing the operations and the lack of potential buyers. Diamonaire's statement of operations for the three and six-month periods ended December 31, 2008 are recorded as discontinued operations (Note 7 - Discontinued operations).

We made certain reclassifications to prior-period amounts to conform to the three and six-month 2009 presentations. We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2009.

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Estimates
The most significant estimates relate to the realization of the receivable from the sale of subsidiary and the allowance for uncollectible sublease rent receivable, taxes and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant

Cash and cash equivalents and Marketable Securities
We have adopted FAS No. 157, "Fair Value Measurements" (ASC 820-10) and utilize the market approach to measure fair value of our financial assets. The market approach uses prices and other relevant information

                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

generated by market transactions involving identical or comparable assets. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

   -  Level 1:    Quoted prices (unadjusted) in active markets that are
accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
   -  Level 2:    Observable prices that are based on inputs not quoted
on active markets, but corroborated by market data.
   -  Level 3:    Unobservable inputs are used when little or no market
data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

The carrying values of our cash, cash equivalents, marketable securities of affiliate, and financing proceeds receivables carried at fair value as of December 31, 2009, are classified in the table below into one of the three category levels described above:

                                        Level 1      Level 2    Level 3	  Total
                                        -------      -------    -------   -----
Cash & equivalents                     $ 14,303     $      -   $      -  $      -
Marketable securities of affiliate     $      -     $      -   $      0	 $      -
Cash, cash equivalents, and
  marketable securities                $      -     $      -   $      -  $      -

As of December 31, 2009, our cash and cash equivalents were held at major financial institutions. To a limited degree, these investments are insured by the Federal Deposit Insurance Corporation; however, they are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks.

In a June 2009 transaction, the Company issued 9,000,000 shares (Note 9
- Equity) of its common stock in exchange for 180,000 common shares of The Saint James Company (ticker: STJC.OB) ("Saint James"), a publicly traded company that trades on the over-the-counter bulletin board. In October 2009 the Company accepted 265,500 restricted shares of Saint James common stock in satisfaction of a $250,000 note receivable and the related accrued interest (Note 3 - Related Party Transactions).

                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

The Saint James shares had a fair value of $0 at December 31, 2009. The securities obtained are currently traded in an inactive market. The value of the shares was based on Level 3 inputs.

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

Comprehensive Income
Comprehensive income is calculated in accordance with authoritative guidance that requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources.

Cash and cash equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Concentration of Credit Risk
At December 31, 2009, the Company had $14,303 on deposit, of which we did not exceed the United States FDIC federally insured limit of $250,000 per bank.

Restricted Cash
At June 30, 2009, the Company had restricted cash of $250,000 identified to support a debenture credit facility in which it was the lender. In July 2009, the debtor drew down the $250,000. There is no restricted cash at December 31, 2009.

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

                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

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

For other receivables, the allowance for doubtful accounts is based on management's assessment of the collectability of the specific account. Management has determined that it is necessary to record an allowance for doubtful accounts on notes receivable and related accrued interest of $705,336 at December 31, 2009.

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

                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

Basic and Diluted Earnings (Loss) Per Share
Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There are no potentially dilutive common stock equivalents at December 31, 2009.

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

Investments
Fair values of investments are based on management's estimates and pricing models using prevailing financial market information. As there is no quoted market price at December 31, 2009, the fair value of such financial instruments is not necessarily representative of the amount that could be realized or settled.

                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

Concentrations of operations outside the our home country
Substantially all of our past operations have been conducted in the Republic of South Africa. As such, we are subject to the South African laws and regulations, including currency restrictions and tax laws. At December 31, 2009, all foreign operations have been abandoned.

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

New accounting pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification
(ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). As it relates to the Company, the Codification is effective July 1, 2009. This standard did not have an impact on the Company's results of operations or financial condition. Throughout the notes to the financial statements, references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to also include the appropriate section of the ASC.

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

                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

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

                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

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

                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

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

Consulting Services
During the three and six-month periods ended December 31, 2008, we paid affiliated companies $20,000 and $25,000, respectively, for consulting services. Our CEO and CFO are executives with the affiliated companies. In 2008, these amounts are included in the loss from discontinued operations. There were no such payments for the three and six-month periods ended December 31, 2009.

Debt Securities and Notes Receivable

                                                       As of              As of
                                                    December 31,         June 30,
                                                       2009                2009
                                                    -----------          -------
                                                    (unaudited)
Corporate notes receivable to affiliates
  - held to maturity                                 $  175,000         $  425,000
Corporate debenture to affiliate - held to maturity     500,000            250,000
                                                     ----------         ----------
Debt securities - held to maturity, before impairment   675,000            675,000
Collectability reserve for temporary impairment        (675,000)        $ (675,000)
                                                     ----------         ----------
Debt securities to affiliates - held to maturity     $        -         $        -
                                                     ==========         ==========

Collateralized
In November 2008, the Company loaned $250,000 to two entities that had pledged as collateral certain financial assets. The note receivable had an interest rate with an APR of 6.82%. The principal and interest was due in one year. The two entities are 10% shareholders of the Company. In October 2009, the note receivable and related accrued interest was satisfied through the issuance of 265,500 shares of the common stock of The Saint James Company. The Saint James shares that were received as satisfaction of the note receivable and accrued interest have no value and are carried at zero value since the note receivable was fully reserved at the transaction date. At December 31,

                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

2009, the Saint James shares were deemed to still have no value. These Saint James shares will be marked to market at each reporting date and recorded as other comprehensive income.

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

Modification of the Uncollateralized Notes Receivable
Concurrent with entering into the straight convertible debenture agreement, the Company's then existing $150,000 and $25,000 notes receivable were modified to provide for the notes' outstanding balances to in whole or in part be converted at the Company's option into shares of the common stock of Saint James at $0.50 per share. On January 6, 2010, these notes receivable were converted into Saint James stock (Note 10 Subsequent Events).

Straight Convertible Debenture Agreement
In June 2009, the Company entered into a $500,000 straight convertible debenture agreement with Saint James. The debenture agreement is without collateral and bears an annual interest rate of the Wall Street Journal prime rate plus 8% (11.5% at September 30, 2009). All principal and accrued interest is due June 30, 2010 and is convertible at the option of the Company into shares of the common stock of Saint James at $0.50 per share. In June 2009, the Company advanced $250,000 of the debenture to Saint James and in July 2009, the Company advanced the remaining $250,000 of the $500,000 debenture agreement. As of December 31, 2009, the entire $500,000 and accrued interest was fully reserved for collectability. On January 6, 2010, the $500,000 debenture was converted into Saint James stock (Note 10 Subsequent Events).

All held to maturity debt securities were due within one year as of December 31, 2009 and are shown as current assets.

Available for Sale Marketable Securities of Affiliate
At December 31, 2009, the Company held 445,500 shares of Saint James common stock for investment purposes. The fair value of the marketable securities is $0 at December 31, 2009. The reduction to fair value for these shares is shown as a component of equity as other comprehensive loss.

                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

4.	Notes Receivable
In July and August 2009, the Company loaned a consultant a total of $140,000 in three payments. The loans bear interest at 6% and are currently past due.

5.	Property and equipment
Our office equipment and furniture, with a cost basis of $10,242, was fully depreciated prior to the periods that are being reported upon. As the office equipment and furniture is still being used by the Company, its fully depreciated costs are carried on its books at December 31, 2009.

In August 2008, the Company entered a lease agreement for a copier for 39 months which is classified as a capital lease. Accordingly, the Company capitalized the capital lease and the capital lease obligation. The Company recognized depreciation expense of $273, $859, $298 and $298 for the three and six-month periods ended December 31, 2009 and 2008, respectively.

The capital lease obligation matures in each of the following years ending June 30:

   2010 (remainder of year)               1,422
   2011                                   2,844
   2012                                   1,185
                                         ------
   Total                                  5,451
   Less: amount representing interest
     on capital lease payments              603
                                         ------
   Present value of minimum capital
     lease payments                      $4,848
   Current portion of capital lease      $2,391
                                         ------
   Long-term portion of capital lease    $2,457
                                         ======

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

                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

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

Going Concern and Management's Plan
The Company has incurred net losses from continuing operations for the six month period ended December 31, 2009 of $(29,543) and has an accumulated deficit of $3,531,037 at December 31, 2009. The Company has cash available in the amount of approximately $14,303 as of December 31, 2009. The Company has discontinued its Diamonaire operations as of December 31, 2009 (Note 7). The Company has historically relied on its ability to raise money through debt and the sale of stock to meet its cash flow requirements. The preceding factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company will need additional funds to sustain the pursuit of operations and meet current corporate obligations.

Lease Commitments
We lease office space and equipment under noncancelable operating leases with terms of three years. The following is a schedule by years of future minimum rentals under the leases for the 12 month periods ending December 31:

                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

Year		            Amount
----                    ------
2010                   $17,633
2011                    18,157
2012                         -
2013                         -
2014 and thereafter          -
                       -------
Total                  $35,790

The Company recognized rental expense of $9,119, $17,577, $13,798, and $25,198 for the three and six-month periods ended December 31, 2009 and 2008, respectively. The Company occupies its Englewood, Colorado facility under a rental agreement that has a lease term that was to expire in December 2008. On October 1, 2008, the Company entered into an agreement to extend the lease term for an additional 36 months ending December 2011.

The Company subleases space in its office to two tenants. Sublease income for the three and six month periods ended December 31, 2009 and 2008 was $0, $2,000, $9,000 and $18,000, respectively. All sublease income is treated as a reduction in rent expense.

7.	Discontinued operations
The following foreign subsidiary has been abandoned and is classified as discontinued operations under the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (ASC 360) for the three and six-month periods ended December 31, 2008.

Diamonaire Exploration (Pty) (Ltd)
In June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipated that the operations would be sold or abandoned within a one year period during which the activities of Diamonaire were to continue. The Company was unable to sell Diamonaire and the entity was abandoned in April 2009. Diamonaire's loss, reported in discontinued operations, for the three and six month periods ended December 31, 2008 was $387,432 and $381,029. The entity has been classified as discontinued operations for the three and six month periods ended December 31, 2008. The balance sheet was written off upon the abandonment in April 2009.

8.	Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income
(loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income(loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the

                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

period. The computation of basic earnings (loss) per share and diluted earnings per share for "Income from continuing operations" is as follows:

                               For the Six Month Periods    For the Three Month Periods
                                  Ended December 31,            Ended December 31,
                                  2009           2008         2009             2008
                                  ----           ----         ----             ----
                                (unaudited)   (unaudited)  (unaudited)      (unaudited)
Income (loss) from continuing
 operations                      $(355,939)   $   525,275    $ (29,543)     $    26,094
                                ==========    ===========    =========      ===========
Weighted-average number of
 common shares outstanding
  - Basic                       32,249,289     21,477,550   32,477,550       21,477,550
Effect of dilutive securities
 - Stock options                         -              -            -                -
                                ----------    -----------   ----------       ----------
Weighted-average number of
 common shares outstanding
 - Diluted                      32,249,289     21,477,550   32,477,550       21,477,550
                                ==========     ==========   ==========       ==========
Net earnings per share from
 continuing operations:
 Basic                              $(0.01)        $ 0.02     $ 0.00            $ 0.00
                                    ======         ======      ======           =======
 Diluted                            $(0.01)        $ 0.02     $ 0.00            $ 0.00
                                    ======         ======      ======           =======

9.	Equity

Stock options
In December 2007, the Company issued 1,000,000 shares in a private placement for $80,000. Transaction costs were $80,000, resulting in no increase to equity.

                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

In June 2009, we issued 9,000,000 common shares to affiliated entities in exchange for 180,000 common shares of The Saint James Company (STJC.OB) ("Saint James"). The fair value of the shares at the time of acquisition was $180,000, based on level 3 fair value inputs. Events occurring after the transaction resulted in the shares temporarily losing all value. At December 31, 2009, the fair value of the shares acquired was $0. The temporary loss is shown as other comprehensive income. The Saint James shares are restricted for one year. A term of this transaction which prohibited the Company from owning more than 4.99% of the outstanding shares of Saint James at any time was waived by Saint James in January 2010.

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



                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

Outstanding at June 30, 2009   1,000,000    $   0.02             1.35      $ 25,000
Options granted                        -           -                -             -
Options exercised              1,000,000           -                -             -
Options expired                        -    $      -                -             -
                               ---------    --------         --------      --------
Outstanding at December 31,
  2009                                 -    $      -                -             -
                               =========    ========         ========      ========

10.	Subsequent Events

Conversion of Notes Receivable
On January 6, 2010, the Company converted notes receivable to The Saint James Company totaling $675,000 into 1,350,000 common shares of The Saint James Company at the conversion price of $0.50 per share. As incentive for the conversion, Saint James agreed to pay the accrued interest on these notes, totaling $47,248 as of December 31, 2009, in two installments, a $27,248 immediate payment and a $20,000 payment on February 15, 2010. The fair value of the Saint James shares at the time of conversion was $0.

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

                         Pinnacle Resources, Inc.
                Notes to the Condensed Financial Statements

               As of December 31, 2009 and June 30, 2009 and
   For the Three and Six Month Periods Ended December 31, 2009 and 2008

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

Basis of Presentation of the Financial Statements

Our financial statements include those of Pinnacle Resources, Inc., the parent company and our South African subsidiary; our wholly owned subsidiary, Diamonaire Exploration (Pty) Ltd. In June 2008, we adopted a plan to discontinue the operations of Diamonaire. This plan anticipated that the operations would be sold within a one year period during which the activities of Diamonaire would continue. We abandoned Diamonaire in April 2009 due to the costs of continuing the operations and the lack of potential buyers. Diamonaire's statement of operations for the three and six month periods ended December 31, 2009 and 2008 is recorded as discontinued operation.

Industry Outlook

The current global economic and financial crisis has severely hampered our ability to obtain additional funds with which to seek additional natural resource, construction contracts or other types of business opportunities. We are uncertain what potential business ventures will be available to us in the near future, or whether, if they are available, we will be able to obtain debt or equity financing necessary to take advantage of those opportunities.

Results of Operations

At December 31, 2008, we had sold or adopted a plan to discontinue all of our South African natural resource operations. Our activities during fiscal 2009 have been limited to the activities of our Diamonaire subsidiary, searching for new business opportunities and collecting the remaining receivable related to the sale of our VanMag subsidiary. In October 2008, we collected $1,584,740 of this receivable and amended the terms to provide for the balance of the note to increase to $3.75 million and to be paid in US dollars. In November 2008, the buyer failed to pay the remaining 30,000,000 South African Rand payment. The Company and buyer informally agreed that the remaining amount payable of 30,000,000 Rand would be due and payable in the amount of $3,750,000 (US$). This amendment resulted in a restructuring gain of $787,037. In May 2009, a settlement agreement was reached whereby the Company would receive $1,000,000 and 1,000,000 South African Rand in full satisfaction of the outstanding receivable. In addition, the Company received a royalty agreement on future sales based on a rate of $0.50 per ton, not to exceed $3,000,000 over the total agreement. The Company does not anticipate receiving any royalties arising from this agreement. The 1,000,000 South African Rand was paid directly to Titan Processors (Pty) Ltd of South Africa
and the Company received the $1,000,000.   As a result of the
completion of the informal settlement to the Third Addendum, the Company recognized a loss of $2,750,000.

Three month periods ended December 31, 2009 compared to three month period ended December 31, 2008

Net loss for the three month period in 2009 totaled $(29,543) compared to net loss of $(361,338) in the same period in 2008. The loss from our discontinued operations was $0 in the three month period in 2009 and $(387,432) in the same period in 2008.

Operating expenses for the three month period ended December 31, 2009 were $76,112 compared to $183,656 for the three month period ended December 31, 2008.

Salary costs decreased from $108,000 in the three month period in 2008 to $32,007 during the same period in 2009. This decrease is the result of bonus payments made in the 2008 three month period that we not made in the corresponding period in 2009.

Our professional fee costs and other administrative costs decreased in the three month period in 2009 compared to the same period in 2008 due to the reduction of our operations partially offset by an increase in professional fees caused by finishing our annual and quarterly reports later in 2009 than in 2008.

Restructuring of sale of subsidiary was $0 for the three month period ended December 31, 2009 compared to $53,297 for the three month period ended December 31, 2008.

Interest income was $553 during the three month period in 2009 compared to $6,043 for the three month period in 2008 as a result of the decrease in our cash deposits between the two periods.

For the three month period ended December 31, 2009, we received other income of $46,875 compared to other expense of $(1,864) for the three month period ended December 31, 2008.

We recorded a deferred tax benefit of $152,282 during the three month period in 2008. There was no corresponding benefit recorded in the same period in 2009.

Six month period ended December 31, 2009 compared to six month period ended December 31, 2008

Net loss for the six month period in 2009 totaled $(355,939) compared to net income of $144,246 in the same period in 2008. The loss from our discontinued operations was $0 in the six month period in 2009 and $(381,026) in the same period in 2008.

Operating expenses for the six month period ended December 31, 2009 were $416,797 compared to $314,588 in the six month period ended
December 31, 2008.

Salary costs decreased from $156,000 in the six month period in 2008 to $80,007 during the same period in 2009. This decrease is the result of bonus payments made in the 2008 six month period that we not made in the corresponding period in 2009.

Our professional fee costs and other administrative costs decreased in the six month period in 2009 compared to the same period in 2008 due to the reduction of our operations.

Bad debt expense for the six month period ended December 31, 2009 was $250,000 compared to $0 in the prior period. The bad debt expense relates to our loan to St. James Company, a related party. The current financial condition of St. James indicates that it is unlikely that we will be able to recover our receivable.

Restructuring of sale of subsidiary was $0 for the six month period ended December 31, 2009 compared to $1,017,285 for the six month period ended December 31, 2008.

For the six month period ended December 31, 2009, we received other income of $59,541 compared to other expense of $(244) for the six month period ended December 31, 2009.

We recorded a deferred tax expense of $(182,923) during the six month period in 2008. There was no corresponding expense recorded in the same period in 2009.

Liquidity

December 31, 2009 compared to June 30, 2009

During the six month period in 2009, we relied on cash reserves related to the sale of VanMag in 2007. Our cash position decreased from $326,136 at June 30, 2009 to $14,303 at December 31, 2009, primarily due to cash used in our operations and loans made to others, offset by the proceeds of loans and the exercise of stock options.

We have no current sources of cash and we will not be able to continue in existence if further cash resources are not obtained.

Subsequent Events
On January 6, 2010, we converted notes receivable from The Saint James Company totaling $675,000 into 1,350,000 shares of The Saint James Company common stock at the conversion price of $0.50 per share. As incentive for the conversion, Saint James agreed to pay the accrued interest on these notes, totaling $47,248 as of December 31, 2009, in two installments, a $27,248 immediate payment and a $20,000 payment on February 15, 2010. The fair value of the Saint James shares at the time of conversion was $0.

Business Combination
On January 8, 2010, we entered into a share exchange agreement with Iron Eagle Group, a Nevada corporation. Pursuant to the Agreement, we issued an aggregate of 373,491,825 shares of our common stock to the Iron Eagle shareholders in exchange for all of the issued and outstanding Iron Eagle capital stock. As a result of the Agreement,
Iron Eagle became our wholly-owned subsidiary.   There has been a
change in our ownership control as of January 8, 2010 as the Iron Eagle shareholders own 92% of our outstanding common shares.

The Agreement provides for the Agreement Shares to be held in escrow and their release subject to future performance by Iron Eagle before October 8, 2010:

   (i) Iron Eagle shall enter into one or more agreements to acquire construction, infrastructure or related companies with aggregate fiscal 2009 or last twelve (12) months audited EBITDA, adjusted for non-recurring expenses, of at least One Million Eight Hundred Thousand Dollars ($1,800,000); or

   (ii) Our Board of Directors unanimously votes to authorize the release of the Agreement Shares.

Iron Eagle advanced a $10,000 loan to us on the execution of the Agreement. In the event that Iron Eagle fails to complete its future performance obligations described in (i) and (ii) above, the escrow agent is instructed to return all 373,491,825 shares of our common stock held in the escrow to us and we would be released from its obligation to repay the $10,000 loan received from Iron Eagle as part of the Agreement.

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


Item 4T.  Controls and Procedures.

During the three period ended December 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  February 22, 2010

Pinnacle Resources, Inc.

By  /s/Glen R. Gamble
    ------------------------
    Glen R. Gamble
    President and Director