Form 10-Q
period 2010-03-31
PINNACLE RESOURCES INC
filed 2010-05-20
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2010
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             0-22965

Iron Eagle Group, Inc.
--------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                     84-1414869
---------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization            Identification Number)

9600 E. Arapahoe Road, Suite 260
Englewood, Colorado              80112
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [x]   No [ ]

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

The number of outstanding shares of the registrant's common stock as of May 19, 2010 was 412,186,042.

PART I -- FINANCIAL INFORMATION

Iron Eagle Group, Inc.

Item 1. Financial Statements

Condensed Balance Sheets, March 31, 2010 (unaudited) and June 30, 2009 Condensed Unaudited Statements of Operations For Each of the Three and Nine Months Periods ended March 31, 2010 and 2009
Condensed Unaudited Statements of Cash Flows For Each of the Nine
Months Periods ended March 31, 2010 and 2009
Notes to the Condensed Financial Statements

                        Iron Eagle Group, Inc.
                   (formerly Pinnacle Resources, Inc.)
                        Condensed Balance Sheets

                               ASSETS
                                                       As of            As of
                                                      March 31,        June 30,
                                                         2010            2009
                                                      ----------    ------------
                                                      (unaudited)
Current assets:
  Cash                                             $       329      $   326,136
  Restricted cash                                            -          250,000
  Sublease rent receivable                               9,500            2,500
  Debt securities and notes receivable to
    affiliates, net of collectability reserve
    of $0 and $675,000                                       -                -
  Interest receivable on affiliate debt securities
    and notes receivable, net of collectability
    reserve of $0 and $22,647                            1,525                -
  Advances                                              34,008                -
  Notes receivable                                     140,000                -
  Deposit-legal fees                                         -            5,549
                                                   -----------      -----------
Total current assets                                   186,362          584,185
                                                   -----------      -----------
Equipment and leasehold improvements, net of
 accumulated depreciation of $14,151 and $12,392         3,714            5,473
Available for sale marketable securities of affiliates       -                -
Mining rights                                                -           21,000
                                                   -----------      -----------
Total assets                                       $   189,076      $   610,658
                                                   ===========      ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities         $    47,457      $   142,784
  Capital lease - current                                2,463            2,252
  Related party payables                                22,700                -
  Line of credit                                        46,875                -
                                                   -----------      -----------
Total current liabilities                              119,495          145,036
Capital lease                                            1,813            3,688
                                                   -----------      -----------
Total liabilities                                      121,308          148,724
                                                   -----------      -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $0.0001 per share;
   authorized 20,000,000 shares, issued and
   outstanding -0- shares                          $         -      $         -
  Common stock, $.00001 par value, 875,000,000
   shares authorized, 405,969,375 and 31,477,550
   shares issued and outstanding                         4,060              315




Additional paid-in capital                           3,842,969        3,816,714
Other comprehensive income                            (180,000)        (180,000)
Accumulated deficit                                 (3,599,261)      (3,175,095)
                                                   -----------      -----------
Total stockholders' equity                              67,768          461,934
                                                   ===========      ===========
Total liabilities and stockholders' equity         $   189,076      $   610,658
                                                   ===========      ===========


The accompanying notes are an integral part of the financial statements

                          Iron Eagle Group, Inc.
                   (formerly Pinnacle Resources, Inc.)
                    Condensed Statements of Operations
                                (unaudited)

                                   For the Nine-Month Period    For the Three-Month Period
                                         Ended March 31,            Ended March 31,
                                       2010         2009         2010         2009
                                    ----------   ----------   ----------   ----------
                                    (unaudited)  (unaudited)  (unaudited)  (unaudited)
Operating expenses:
Salaries                            $  104,146   $  204,000    $   24,139   $	 48,000
Professional fees                       55,150       46,064        29,340      17,355
General and administrative              85,072      162,786        24,092      32,907
Impaired mining claims                  21,000            -        21,000           -
Bad debt expense                       223,131            -       (26,869)          -
                                    ----------   ----------    ----------   ---------
Total operating expenses               488,499      412,850        71,702      98,262
                                    ----------   ----------    ----------   ---------
Operating loss                        (488,499)    (412,850)      (71,702)    (98,262)
                                    ----------   ----------    ----------   ---------
Other income (expense):
Interest income                          2,176       15,065             -       9,022
Interest expense                        (1,294)        (301)         (435)         (3)
Restructuring gain on receivable
 from sale of subsidiary                     -    1,017,285             -           -
Other income (expense)                  63,451        1,620         3,910       1,864
                                    ----------   ----------    ----------   ---------
Other income                            64,333    1,033,669         3,475      10,883
                                    ----------   ----------    ----------   ---------
Income (loss) from continuing
 Operations                           (424,166)     620,819       (68,227)    (87,379)
                                    ----------   ----------    ----------   ---------
Income tax expense                           -      261,806             -      78,883
                                    ----------   ----------    ----------   ---------
Net income (loss) from continuing
 Operations                           (424,166)     359,013       (68,227)   (166,262)
                                    ----------   ----------    ----------   ---------
Discontinued operations:
Loss on discontinued operations,
 net of taxes                                -     (383,848)            -      (2,818)
                                    ----------   ----------    ----------   ---------
Net loss                            $ (424,166)  $  (24,835)   $  (68,227)  $(169,080)
                                    ==========   ==========    ==========   =========
Earnings (loss) per share - Basic:
Continuing operations               $    (0.01)  $     0.02    $     0.00   $   (0.01)
Discontinued operations                   0.00        (0.02)         0.00        0.00
                                    ----------   ----------    ----------   ---------
Net income (loss)                   $    (0.01)  $     0.00    $     0.00   $   (0.01)
                                    ==========   ==========    ==========   =========
Earnings (loss) per share - Diluted:
Continuing operations               $    (0.01)  $     0.02    $     0.00   $   (0.01)
Discontinued operations                   0.00        (0.02)         0.00        0.00
                                    ----------   ----------    ----------   ---------



Net income (loss)                   $    (0.01)  $     0.00    $     0.00   $   (0.01)
                                    ----------   ----------    ----------   ---------
Weighted average number of shares
 outstanding:
-Basic                              32,324,265   22,477,550    32,477,550  22,477,550
                                    ==========   ==========    ==========  ==========
-Diluted                            32,324,265   23,477,550    32,477,550  23,477,550
                                    ==========   ==========    ==========  ==========

                          Iron Eagle Group, Inc.
                   (formerly Pinnacle Resources, Inc.)
                    Condensed Statements of Operations
                                (unaudited)

                                                         For the Nine Month Period
                                                              Ended March 31,
                                                         2010               2009
                                                         ----               ----
                                                      (unaudited)       (unaudited)
Cash flows provided by (used in)
 operating activities:
  Net income (loss)                                    $(424,166)        $ (24,835)
  Net loss from discontinued operations                        -          (383,848)
                                                       ---------         ---------
  Net income (loss) from continuing operations          (424,166)          359,013
    Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
      Depreciation                                         1,759                 -
      Write off sublease rent receivable                       -            (5,000)
      Impairment of investments                                -             1,840
      Restructuring of Van Mag receivable                      -        (1,017,285)
      Loss on currency translation                             -           421,823
      Tax benefit from deferred tax asset                      -          (110,437)
      Tax expense from deferred tax liability                  -           253,915
      Write-off of mining rights                          21,000                 -
  Changes in operating assets and liabilities:
    Sublease rent receivable                              (7,000)           24,000
    Prepaid legal fees                                     5,549              (549)
    Interest receivable                                   (1,525)          (13,202)
    Accounts payable and accrued liabilities             (95,327)          (41,452)
                                                       ---------         ---------
  Net cash used in operating activities of continuing
   Operations                                           (499,710)         (511,182)
  Net cash used in discontinued operations                     -          (731,402)
                                                       ---------         ---------
Net cash provided by (used in) operating activities     (499,710)       (1,242,584)
                                                       ---------         ---------
Cash flows used in investing activities:
  Advances                                               (34,008)                -
  Issuance of note receivable - unsecured               (140,000)                -
  Restricted Cash                                        250,000                 -
  Issuance of note receivable - secured                        -          (450,000)
  Proceeds from sale of investments                            -            11,160
  Sale of subsidiary (Van Mag)                                 -         1,584,740
                                                       ---------         ---------

Net cash used in investing activities                     75,992         1,145,900
                                                       ---------         ---------



Cash flows provided by (used in) financing activities:
  Proceeds from exercise of stock options                 20,000                 -
  Proceeds from related party                             22,700                 -
  Advance related to contingent acquisition               10,000
  Proceeds from line of credit                            50,000                 -
  Payments on line of credit                              (3,125)                -
  Payments on capital lease                               (1,664)                -
                                                       ---------         ---------
Net cash used in financing activities                     97,911                 -
Net increase (decrease) in cash                         (325,807)          (96,684)
Cash - beginning of period                               326,136           207,250
                                                       ---------         ---------
Cash - end of period                                   $     329         $ 110,566
                                                       =========         =========

Supplemental Cash Flow Information

                                                    For the Nine-Month Period
                                                          Ended March 31,
                                                      2010               2009
                                                      ----               ----
                                                  (unaudited)        (unaudited)
Cash paid for:
Interest                                            $       -        $      301
Taxes                                               $       -        $        -

Non - Cash Items
Shares issued at par value, being held in escrow    $   3,735        $        -
pending completion of contingent agreement

Currency translation effect on receivable
from sale of subsidiary                             $       -        $  864,072

The accompanying notes are an integral part of the financial statements

                    Iron Eagle Group, Inc.
                (Formerly Pinnacle Resources, Inc)
           Notes to the Condensed Financial Statements
              As of March 31, 2010 and June 30, 2009 and
  For the Three and Nine Month Periods Ended March 31, 2010 and 2009

1.  Description of the Company's Business

Iron Eagle Group, Inc. (formerly Pinnacle Resources, Inc.) ("we" "our" "us" or the "Company") was incorporated under the laws of Wyoming in January 1995. In March 2010, we re-domiciled in Delaware and changed our name to Iron Eagle Group, Inc. We engage in exploring for and developing natural resources. In January 2010, we entered into an agreement to acquire a company that acquires construction, infrastructure or related companies (Note 10). At March 31, 2010, the acquisition agreement had not been executed.

2.  Summary of Significant Accounting Policies

Basis of presentation
Our financial statements previously included the accounts of the Company and our discontinued South African subsidiary; wholly owned Diamonaire Exploration (Pty) (Ltd) (for the year ended June 30, 2009) ("Diamonaire"). All past significant intercompany balances and transactions were eliminated.

In June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. The plan anticipated that the operations would be sold within a one year period during which the subsidiary's operations were to be continued. The Company abandoned Diamonaire in April 2009 due to the costs of continuing the operations and the lack of potential buyers. Diamonaire's statement of operations for the three and nine-month periods ended December 31, 2009 are recorded as discontinued operations (Note 7 - Discontinued operations).

We made certain reclassifications to prior-period amounts to conform to the three and nine-month 2009 presentations. We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2009.

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Estimates
The most significant estimates relate to the allowances for uncollectible receivables, valuation of available-for-sale equity

                    Iron Eagle Group, Inc.
                (Formerly Pinnacle Resources, Inc)
           Notes to the Condensed Financial Statements
              As of March 31, 2010 and June 30, 2009 and
  For the Three and Nine Month Periods Ended March 31, 2010 and 2009

securities, deferred taxes and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Fair Value of Financial Instruments
We utilize the market approach to measure fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The carrying values of our cash, cash equivalents, marketable securities of affiliate, and financing proceeds receivables carried at fair value as of March 31, 2010, are classified in the table below into one of the three category levels described above:

                                        Level 1      Level 2    Level 3	  Total
                                        -------      -------    -------   -----
Cash & equivalents                     $    329     $      -   $      -  $      -
Marketable securities of affiliate     $      -     $      -   $      0	 $      -
                                       --------     --------   --------  --------
Cash, cash equivalents, and
  marketable securities                $      -     $      -   $      -  $      -

As of March 31, 2010, our cash and cash equivalents were held at major financial institutions. These investments are insured by the Federal Deposit Insurance Corporation; however, they are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. In a series of transactions (Note 3, Note 9), the Company acquired 1,795,500 restricted common shares of The Saint James Company (Saint

                    Iron Eagle Group, Inc.
                (Formerly Pinnacle Resources, Inc)
           Notes to the Condensed Financial Statements
              As of March 31, 2010 and June 30, 2009 and
  For the Three and Nine Month Periods Ended March 31, 2010 and 2009

James) (ticker STJC.PK). The Saint James shares had a fair value of $0 at March 31, 2010. Saint James is not current with its SEC filings and trades in an inactive market. The value of the shares was based on Level 3 inputs.

Comprehensive Income
Comprehensive income is calculated in accordance with authoritative guidance that requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources.

Cash, Cash Equivalents and Credit Risk
Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, it is possible that such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. At March 31, 2010, the Company's deposits did not exceed the United States FDIC federally insured limit of $250,000 per bank.

Restricted Cash
At June 30, 2009, the Company had restricted cash of $250,000 identified to support a debenture credit facility in which it was the lender. In July 2009, the debtor drew down the $250,000. There is no restricted cash at March 31, 2010.

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

                    Iron Eagle Group, Inc.
                (Formerly Pinnacle Resources, Inc)
           Notes to the Condensed Financial Statements
              As of March 31, 2010 and June 30, 2009 and
  For the Three and Nine Month Periods Ended March 31, 2010 and 2009

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

For other receivables, the allowance for doubtful accounts is based on management's assessment of the collectability of the specific account. Management has determined that it is not necessary to record an allowance for doubtful accounts on notes receivable at March 31, 2010. Equipment and Depreciation

We carry property and equipment at historical cost. Equipment is depreciated on a straight-line basis over its estimated useful life (generally 5 to 7 years). Leasehold improvements are amortized over the shorter of the estimated useful life or lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the life of the property are capitalized. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

We review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If impairment is indicated, we reduce the carrying value of the asset to fair value.

Basic and Diluted Earnings (Loss) Per Share
Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There are no potentially dilutive common stock equivalents at March 31, 2010.

                    Iron Eagle Group, Inc.
                (Formerly Pinnacle Resources, Inc)
           Notes to the Condensed Financial Statements
              As of March 31, 2010 and June 30, 2009 and
  For the Three and Nine Month Periods Ended March 31, 2010 and 2009

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

Concentrations of operations outside the our home country Substantially all of our past operations have been conducted in the Republic of South Africa. As such, we were subject to the South African laws and regulations, including currency restrictions and tax laws. At March 31, 2010, all foreign operations had been previously abandoned.

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

                    Iron Eagle Group, Inc.
                (Formerly Pinnacle Resources, Inc)
           Notes to the Condensed Financial Statements
              As of March 31, 2010 and June 30, 2009 and
  For the Three and Nine Month Periods Ended March 31, 2010 and 2009

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

In May 2009, the FASB issued ASC 855, authoritative guidance that already existed within generally accepted auditing standards, concerning recognition and disclosure of subsequent events. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. As under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amended ASC 855 and which requires issuers of financial statements to evaluate subsequent events through the date on which the financial statements are issued. FASB 2010-09 defines the term "SEC Filer" and eliminates the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. This change was made to alleviate potential conflicts between ASC 855-10 and the reporting requirements of the SEC. FASB 2010-09 is effective immediately, but is not expected to have a material effect on the Company's financial statements.

ASC 805 provides guidance on business combinations and requires an acquiring company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 also requires the acquiring company in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquired company, at the full amounts of their fair values. ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. ASC 805 is effective for the Company's financial statements beginning July 1, 2009. The adoption of ASC 805 has not had a material impact on the Company's financial statements.

                    Iron Eagle Group, Inc.
                (Formerly Pinnacle Resources, Inc)
           Notes to the Condensed Financial Statements
              As of March 31, 2010 and June 30, 2009 and
  For the Three and Nine Month Periods Ended March 31, 2010 and 2009

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820-10 and requires, among other things, new disclosures regarding the transfers in and out of hierarchy levels 1 and 2 as well as the gross presentation of changes in estimated measurements for level 3 measurements. In addition, FASB 2010-06 provides clarifying direction with respect to disclosures regarding the various levels of disaggregation and about specific inputs and valuation techniques.
FASB 2010-06 is effective for interim and annual reporting periods beginning after December 31, 2009, except for the gross presentation of level 3 measurement activities, which is effective for fiscal years beginning after December 15, 2010. The adoption of FASB 2010-06 is not expected to have a material effect on the Company's financial statements.

3.	Related Party Transactions

Consulting Services
During the three and nine-month periods ended March 31, 2009, we paid affiliated companies $20,000 and $25,000, respectively, for consulting services. Our CEO and CFO are executives with the affiliated companies. In 2009, these amounts are included in the loss from discontinued operations. There were no such payments for the three and nine-month periods ended March 31, 2010.

Debt Securities and Notes Receivable

                                                       As of
                                                      June 30,
                                                       2009
                                                    -----------
Corporate notes receivable to affiliates
  - held to maturity                                 $  425,000
Corporate debenture to affiliate - held to maturity     250,000
                                                     ----------
Debt securities - held to maturity, before impairment   675,000
Collectability reserve for temporary impairment      $ (675,000)
                                                     ----------
Debt securities to affiliates - held to maturity     $        -
                                                     ==========

Collateralized
In November 2008, the Company loaned $250,000 to two entities that had pledged as collateral certain financial assets. The note receivable had an interest rate with an APR of 6.82%. The principal and interest was due in one year. The two entities are 10% shareholders of the Company. In October 2009, the note receivable and related accrued

                    Iron Eagle Group, Inc.
                (Formerly Pinnacle Resources, Inc)
           Notes to the Condensed Financial Statements
              As of March 31, 2010 and June 30, 2009 and
  For the Three and Nine Month Periods Ended March 31, 2010 and 2009


interest was satisfied through the issuance of 265,500 shares of the common stock of The Saint James Company. The Saint James shares that were received as satisfaction of the note receivable and accrued interest have no value and are carried at zero value since the note receivable was fully reserved at the transaction date. At March 31, 2010, the Saint James shares were deemed to still have no value. These Saint James shares will be marked to market at each reporting date and recorded as other comprehensive income.

Straight Convertible Debenture Agreement
In June 2009, the Company entered into a $500,000 straight convertible debenture agreement with Saint James. The debenture agreement was without collateral and bore an annual interest rate of the Wall Street Journal prime rate plus 8%. All principal and accrued interest was to be due June 30, 2010 and was convertible at the option of the Company into shares of the common stock of Saint James at $0.50 per share. In June 2009, the Company advanced $250,000 of the debenture to Saint James and in July 2009, the Company advanced the remaining $250,000 of the $500,000 debenture agreement. At December 31, 2010, it was determined that Saint James would not be able to repay the note and the entire $500,000 and accrued interest was fully reserved for collectability. On January 6, 2010, the $500,000 debenture was converted into 1,000,000 common shares of The Saint James Company at the conversion price of $0.50 per share. As incentive for the conversion, Saint James agreed to pay the accrued interest on these notes, totaling $21,235 at the date of conversion. The fair value of the Saint James shares at the time of conversion was $0.

Modification of the Uncollateralized Notes Receivable
Concurrent with entering into the straight convertible debenture agreement, the Company's then existing $150,000 and $25,000 notes receivable were modified to provide for the notes' outstanding balances to in whole or in part be converted at the Company's option into shares of the common stock of Saint James at $0.50 per share. On January 6, 2010, these notes receivable were converted into 350,000 common shares of The Saint James Company at the conversion price of $0.50 per share. As incentive for the conversion, Saint James agreed to pay the accrued interest on these notes, totaling $26,013 at the date of conversion. The fair value of the Saint James shares at the time of conversion was $0.

Available for Sale Marketable Securities of Affiliate

At March 31, 2010, the Company held 1,795,500 shares of Saint James common stock for investment purposes. The fair value of the marketable securities is $0 at March 31, 2010. The reduction to fair value for these shares is shown as a component of equity as other comprehensive loss.

                    Iron Eagle Group, Inc.
                (Formerly Pinnacle Resources, Inc)
           Notes to the Condensed Financial Statements
              As of March 31, 2010 and June 30, 2009 and
  For the Three and Nine Month Periods Ended March 31, 2010 and 2009

4.	Notes Receivable
In July and August 2009, the Company loaned a consultant a total of $140,000 in three payments. The loans bear interest at 6% and are currently past due.

5.	Property and equipment
Our office equipment and furniture, with a cost basis of $10,242, was fully depreciated prior to the periods that are being reported upon. As the office equipment and furniture is still being used by the Company, its fully depreciated costs are carried on its books at March 31, 2010.

In August 2008, the Company entered a lease agreement for a copier for 39 months which is classified as a capital lease. Accordingly, the Company capitalized the capital lease and the capital lease obligation. The Company recognized depreciation expense of $708, $1,294, $301 and $301 for the three and six-month periods ended March 31, 2010 and 2008, respectively.

The capital lease obligation matures in each of the following years ending June 30:

2010 (remainder of year)                              $   711
2011                                                    2,844
2012                                                    1,185
                                                      -------
Total                                                   4,740
Less: amount representing
 interest on capital lease payments                       464
                                                      -------
Present value of minimum capital lease payments       $ 4,276
Current portion of capital lease                      $ 2,463
                                                      -------
Long-term portion of capital lease                    $ 1,813
                                                      =======
6.	Commitments and Contingencies

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

                    Iron Eagle Group, Inc.
                (Formerly Pinnacle Resources, Inc)
           Notes to the Condensed Financial Statements
              As of March 31, 2010 and June 30, 2009 and
  For the Three and Nine Month Periods Ended March 31, 2010 and 2009

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

Going Concern and Management's Plan
The Company has incurred net losses from continuing operations for the nine month period ended March 31, 2010 of $61,727 and has an accumulated deficit of $3,592,761 at March 31, 2010. The Company has cash available in the amount of approximately $329 as of March 31, 2010. The Company has historically relied on its ability to raise money through debt and the sale of stock to meet its cash flow requirements. The preceding factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company will need additional funds to sustain the pursuit of operations and meet current corporate obligations.

Lease Commitments
We lease office space and equipment under noncancelable operating leases with terms of three years. The following is a schedule by years of future minimum rentals under the leases for the years ending June 30:

Year                          Amount
----                          ------
2010 (remainder of year)      $  4,408
2011                            17,895
2012                             9,078
2013                                 -
2014 and thereafter                  -
                              --------
Total                         $ 31,381
                              ========

The Company recognized rental expense of $8,898, $26,475, $17,979, and $31,777 for the three and nine-month periods ended March 31, 2010 and 2009, respectively. The Company occupies its Englewood, Colorado facility under a

                    Iron Eagle Group, Inc.
                (Formerly Pinnacle Resources, Inc)
           Notes to the Condensed Financial Statements
              As of March 31, 2010 and June 30, 2009 and
  For the Three and Nine Month Periods Ended March 31, 2010 and 2009

rental agreement that has a lease term that was to expire in December 2008. On October 1, 2008, the Company entered into an agreement to extend the lease term for an additional 36 months ending December 2011.

The Company subleases space in its office to two tenants. Sublease income for the three and nine month periods ended March 31, 2010 and 2009 was $0, $2,000, $13,000 and $22,000, respectively. All sublease income is treated as a reduction in rent expense.

7.	Discontinued operations

The following foreign subsidiary has been abandoned and is classified as discontinued operations for the three and nine-month periods ended March 31, 2009.

Diamonaire Exploration (Pty) (Ltd)
In June 2008, the Company adopted a plan to discontinue the operations of Diamonaire. This plan anticipated that the operations would be sold or abandoned within a one year period during which the activities of Diamonaire were to continue. The Company was unable to sell Diamonaire and the entity was abandoned in April 2009. Diamonaire's loss, reported in discontinued operations, for the three and nine month periods ended March 31, 2009 was $2,818 and $383,848. The entity has been classified as discontinued operations for the three and nine month periods ended March 31, 2009. The balance sheet was written off upon the abandonment in April 2009.

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

                                For the Nine Month Periods    For the Three Month Periods
                                     Ended March 31,                Ended March 31,
                                  2010           2009         2010             2009
                                  ----           ----         ----             ----
                                (unaudited)   (unaudited)  (unaudited)      (unaudited)
Income (loss) from continuing
 operations                      $(424,666)   $   359,013    $ (68,227)     $  (166,262)
                                ==========    ===========    =========      ===========
Weighted-average number of
 common shares outstanding
  - Basic                       32,324,265     22,477,550   32,477,550       22,477,550



                    Iron Eagle Group, Inc.
                (Formerly Pinnacle Resources, Inc)
           Notes to the Condensed Financial Statements
              As of March 31, 2010 and June 30, 2009 and
  For the Three and Nine Month Periods Ended March 31, 2010 and 2009

Effect of dilutive securities
 - Stock options                         -      1,000,000            -        1,000,000
                                ----------    -----------   ----------       ----------
Weighted-average number of
 common shares outstanding
 - Diluted                      32,324,265     22,477,550   32,477,550       22,477,550
                                ==========     ==========   ==========       ==========
Net earnings per share from
 continuing operations:
 Basic                              $(0.01)        $ 0.02     $ 0.00            $(0.01)
                                    ======         ======      ======           =======
 Diluted                            $(0.01)        $ 0.02     $ 0.00            $(0.01)
                                    ======         ======      ======           =======

9.	Equity

Preferred Stock
In January 2010 we re-domiciled the Company from Wyoming to Delaware. At that time, we modified the terms of our Preferred class of stock, changing the par value from $0.01 to $0.00001 and the number of shares authorized from 2,000,000 to 20,000,000.

Capital Contribution
As part of the pending acquisition agreement described in Note 10, a $10,000 advance was received. We recorded it as a capital contribution. In the event that the acquisition terms are not met, the amount does not need to be repaid. If the acquisition is successful, the amount owed will be to a wholly owned subsidiary of the Company.

Stock Issuances
In June 2009, we issued 9,000,000 common shares to affiliated entities in exchange for 180,000 common shares of The Saint James Company (STJC.PK) (Saint James). The fair value of the shares at the time of acquisition was $180,000, based on level 3 fair value inputs. Events occurring after the transaction resulted in the shares temporarily losing all value. At March 31, 2010, the fair value of the shares acquired was $0. The temporary loss is shown as other comprehensive income. The Saint James shares are restricted for one year. A term of this transaction which prohibited the Company from owning more than 4.99% of the outstanding shares of Saint James at any time was waived by Saint James in January 2010.

In August 2009, 1,000,000 common shares were issued in a stock option exercise transaction. The exercise price of each option was $0.02, resulting in a total transaction amount of $20,000.

On January 8, 2010, the Company issued 373,491,825 shares of its common stock from treasury in accordance with the contingent agreement described in
Note 10.  The shares were placed into escrow pending completion of the

                    Iron Eagle Group, Inc.
                (Formerly Pinnacle Resources, Inc)
           Notes to the Condensed Financial Statements
              As of March 31, 2010 and June 30, 2009 and
  For the Three and Nine Month Periods Ended March 31, 2010 and 2009

Acquisition Requirement. The shares were issued at par value and will be returned to the Company and cancelled if the Acquisition Requirement is not met by October 8, 2010.

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
Weighted average expected life               2 years

The following schedule summarizes our stock option activity:

                                           Weighted          Weighted
                                           Average            Average      Aggregate
                                           Exercise          Remaining     Intrinsic
                               Options       Price             Term	      Value
                               -------     --------          ---------     ---------
Outstanding at June 30, 2008   1,000,000    $   0.13             0.85             -
                               =========    ========         ========      ========
Options granted                        -           -                -             -
Options exercised                      -           -                -             -
Options expired                        -           -                -             -
                               ---------    --------         --------      --------
Outstanding at June 30, 2009   1,000,000    $   0.02             1.35      $ 25,000
Options granted                        -           -                -             -
Options exercised              1,000,000           -                -             -
Options expired                        -    $      -                -             -
                               ---------    --------         --------      --------
Outstanding at March 31,
  2010                                 -    $      -                -             -
                               =========    ========         ========      ========

                    Iron Eagle Group, Inc.
                (Formerly Pinnacle Resources, Inc)
           Notes to the Condensed Financial Statements
              As of March 31, 2010 and June 30, 2009 and
  For the Three and Nine Month Periods Ended March 31, 2010 and 2009

10.	Subsequent Events

Incomplete Contingent Agreement
On January 8, 2010, the Company agreed in principal to the terms of a share exchange agreement (the "Agreement") with Iron Eagle Group, a Nevada corporation ("Iron Eagle") and the shareholders of Iron Eagle ("Iron Eagle Shareholders"). The three groups have not as of yet completed all of the terms necessary to complete the Agreement.

Pursuant to certain terms of the Agreement, the Company will issue from its treasury an aggregate of 373,491,825 shares of its common stock (the "Agreement Shares") to the Iron Eagle Shareholders. In exchange, the Iron Eagle Shareholders will surrender all of their issued and outstanding Iron Eagle one-class common stock. The Agreement shares are to be held by an escrow agent until Iron Eagle completes the "Acquisition Requirement". However, the Iron Eagle Shareholders have voting rights on the Agreement Shares by means of a voting trust through the escrow agent while the shares are in Trust and the Agreement is pending.

The Acquisition Requirement requires that, on or before October 8, 2010:

   (i) Iron Eagle shall acquire one or more construction, infrastructure or related companies with aggregate fiscal 2009 or last twelve months audited EBITDA, adjusted for non-recurring expenses, of at least $1,800,000; or
   (ii) The Company's Board of Directors unanimously votes to authorize the release of the Agreement Shares.

If Iron Eagle fails to meet the Acquisition Requirement, the Agreement Shares will be returned by the escrow agent to the Company.

The Company has reviewed Iron Eagle's plan to complete the Acquisition Requirement and has concluded there is significant uncertainty as to completing the Acquisition Requirement. Based on this determination, the Agreement is not recognized at this time and its fair value is not reliably measurable.

Additionally, the Company is still required to transfer the Agreement Shares to the escrow agent and Iron Eagle is still required to make certain required payments that are necessary prior to the close of the Agreement support the fact that the Agreement did not close as of March 31, 2010 nor as of the date of this report.

As part of the Agreement, Iron Eagle provided a $10,000 advance to the Company in January 2010. In the event that Iron Eagle fails to complete its performance obligations under either the Agreement or the Acquisition Requirement, the Company is released from its obligation to

                    Iron Eagle Group, Inc.
                (Formerly Pinnacle Resources, Inc)
           Notes to the Condensed Financial Statements
              As of March 31, 2010 and June 30, 2009 and
  For the Three and Nine Month Periods Ended March 31, 2010 and 2009

repay the $10,000 advanced funds. Accordingly, the Company has recognized the $10,000 advance by Iron Eagle as additional paid in capital.

If the Agreement is completed, the Acquisition Requirement satisfied, and the Agreement Shares are eventually released to the Iron Eagle Shareholders; there will be a change in the ownership control of the Company as the Iron Eagle shareholders will then own 92% of the Company's issued and outstanding common shares. The financial records of the Company and Iron Eagle would then be consolidated.

New Officers and Directors
On May 4, 2010, the Board of Directors appointed Gary J. Giulietti as the Chairman of the Board of Directors, Michael J. Bovalino as the Company's Chief Executive Officer, and Eric J. Hoffman as the Company's Chief Financial Officer. Jason Shapiro, the former CFO, was appointed as the Executive Vice President of Corporate Strategy.

Mr. Giulietti was granted 1,666,667 share of the Company's common stock in consideration for his appointment.

Investor Relations Firm
Also on May 4, 2010, the Company entered into a services agreement with an investor relations firm. In satisfaction for the agreement, the Company agreed to issue 4,350,000 shares of the Company's common stock and a 5-year warrant to purchase up to 4,350,000 shares at a price of $0.033 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presentation of our management's discussion and analysis should be read in conjunction with the financial statements and other financial information included elsewhere in this report.

Basis of Presentation of the Financial Statements
Our financial statements include those of Iron Eagle Group, Inc. (formerly Pinnacle Resources, Inc.), the parent company and our South African subsidiary; our wholly owned subsidiary, Diamonaire Exploration
(Pty) Ltd. In June 2008, we adopted a plan to discontinue the operations of Diamonaire. This plan anticipated that the operations would be sold within a one year period during which the activities of Diamonaire would continue. We abandoned Diamonaire in April 2009 due to the costs of continuing the operations and the lack of potential buyers. Diamonaire's statement of operations for the three and nine month periods ended March 31, 2010 and 2009 is recorded as discontinued operation.

Industry Outlook
The current global economic and financial crisis has severely hampered our ability to obtain additional funds with which to seek additional natural resources, construction contracts or other types of business opportunities. We are uncertain what potential business ventures will be available to us in the near future, or whether, if they are available, we will be able to obtain debt or equity financing necessary to take advantage of those opportunities.

Results of Operations
At December 31, 2008, we had sold or adopted a plan to discontinue all of our South African natural resource operations. Our activities during fiscal 2010 have been limited to the activities of our Diamonaire subsidiary, searching for new business opportunities and collecting the remaining receivable related to the sale of our VanMag subsidiary. In October 2008, we collected $1,584,740 of this receivable and amended the terms to provide for the balance of the note to increase to $3.75 million and to be paid in US dollars. In November 2008, the buyer failed to pay the remaining 30,000,000 South African Rand payment. The Company and buyer informally agreed that the remaining amount payable of 30,000,000 Rand would be due and payable in the amount of $3,750,000 (US$). This amendment resulted in a restructuring gain of $787,037. In May 2009, a settlement agreement was reached whereby the Company would receive $1,000,000 and 1,000,000 South African Rand in full satisfaction of the outstanding receivable. In addition, the Company received a royalty agreement on future sales based on a rate of $0.50 per ton, not to exceed $3,000,000 over the total agreement. The Company does not anticipate receiving any royalties arising from this agreement in the near future. The 1,000,000 South African Rand was paid directly to Titan Processors
(Pty) Ltd of South Africa and the Company received the $1,000,000.   As
a result of the completion of the informal settlement to the Third Addendum, the Company recognized a loss of $2,750,000 in fiscal 2009.

Three month periods ended March 31, 2010 compared to three month period ended March 31, 2009

Net loss for the three month ended March 31, 2010 totaled $(68,227) compared to net loss of $(169,080) in the same period in 2009 a decrease of 60%. The loss from our discontinued operations was $ 0 in the three month period in 2010 and $(2,818) in the same period in 2009.

Operating expenses for the three month period ended March 31, 2010 were $71,702 compared to $98,262 for the three month period ended March 31, 2009 a decrease of 27%.

Salary and professional costs decreased from $65,355 in the three month period in 2009 to $53,479 (18%) during the same period in 2010. This decrease is the result of lower salaries and professional fees paid in the 2010 three month period than in the corresponding period in 2009.

Our general and administrative costs decreased in the three month period of 2010 by $8,921 (27%) compared to the same period in 2009 due to the reduction of our operations in 2010 than in 2009.

Bad debt expense decreased in the three month period ending March 31, 2010 by $26,869(100%) compared to the same period in 2009. This decrease resulted from the collection of previously written off accrued interest receivable.

Interest income was $0 during the three month period March 31, 2010 compared to $9,022 for the three month period in 2009 as a result of the decrease in our cash deposits between the two periods.

For the three month period ended March 31, 2010, we received other income of $3,910 compared to $1,864 for the three month period ended March 31, 2009.

Nine month period ended March 31, 2010 compared to nine month period ended March 31, 2009

Operating expenses for the nine month period ended March 31, 2010 were $488,499 compared to $412,851 in the nine month period ended March 31, 2009.

Salary and professional costs decreased from $250,064 in the nine month period in 2009 to $159,296 during the same period in 2010. This decrease is the result lower salaries.

Our general and administrative costs of $85,072 for the nine month period ended March 31, 2010 decreased by $77,714 (48%) from the corresponding period in 2009 due to the reduction of our operations in 2010.

Income tax expense (benefit) during the nine period ended March 31, 2010 was $0 compared to a income tax expense of $261,806 for the corresponding period of 2009.

Bad debt expense for the nine month period ended March 31, 2010 was $223,131 compared to $0 in the corresponding prior period of 2009. The bad debt expense relates to writing off of a bad debt to an affiliate.

Restructuring gain of sale of subsidiary was $0 for the nine month period ended March 31, 2010 compared to $1,017,285 for the nine month period ended March 31, 2009.

For the nine month period ended March 31, 2010 we received other income of $63,451 compared to other income of $1,620 for the nine month period ended March 31, 2009, a decrease of 97%.

Net loss for the nine month period in 2010 totaled $(424,166) compared to a loss of $(24,835) in the same period in 2009. The loss from our discontinued operations was $0 in the nine month period in 2010 and $(383,848) in the same period in 2009.

Liquidity
March 31, 2010 compared to June 30, 2009

During the nine month period ended March 31 2010, we relied on cash reserves related to the sale of VanMag in 2007. Our cash position decreased from $326,136 at June 30, 2009 to $329 at March 31, 2010, primarily due to cash used in our operations and loans made to others.

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

Incomplete Contingent Agreement
On January 8, 2010, the Company agreed in principal to the terms of a share exchange agreement with Iron Eagle Group, a Nevada corporation and the shareholders of Iron Eagle. The three groups have not as of yet completed all of the terms necessary to complete the Agreement.

Pursuant to certain terms of the Agreement, the Company will issue from its treasury an aggregate of 373,491,825 shares of its common stock to the Iron Eagle Shareholders. In exchange, the Iron Eagle Shareholders will surrender all of their issued and outstanding Iron Eagle one-class common stock. The Agreement shares are to be held by an escrow agent until Iron Eagle completes the Acquisition Requirement. However, the Iron Eagle Shareholders have voting rights on the Agreement Shares by means of a voting trust through the escrow agent while the shares are in Trust and the Agreement is pending.

The Acquisition Requirement requires that, on or before October 8, 2010:
   (i) Iron Eagle shall acquire one or more construction, infrastructure or related companies with aggregate fiscal 2009 or last twelve months audited EBITDA, adjusted for non-recurring expenses, of at least $1,800,000; or
   (ii) The Company's Board of Directors unanimously votes to authorize the release of the Agreement Shares.

If Iron Eagle fails to meet the Acquisition Requirement, the Agreement Shares will be returned by the escrow agent to the Company.

The Company has reviewed Iron Eagle's plan to complete the Acquisition Requirement and has concluded there is significant uncertainty as to completing the Acquisition Requirement. Based on this determination, the Agreement is not recognized at this time and its fair value is not reliably measurable.

Additionally, the Company is still required to transfer the Agreement Shares to the escrow agent and Iron Eagle is still required to make certain required payments that are necessary prior to the close of the Agreement support the fact that the Agreement did not close as of March 31, 2010 nor as of the date of this report.

As part of the Agreement, Iron Eagle provided a $10,000 advance to the Company in January 2010. In the event that Iron Eagle fails to complete its performance obligations under either the Agreement or the Acquisition Requirement, the Company is released from its obligation to repay the $10,000 advanced funds. Accordingly, the Company has recognized the $10,000 advance by Iron Eagle as additional paid in capital.

If the Agreement is completed, the Acquisition Requirement satisfied, and the Agreement Shares are eventually released to the Iron Eagle Shareholders; there will be a change in the ownership control of the Company as the Iron Eagle shareholders will then own 92% of the Company's issued and outstanding common shares. The financial records of the Company and Iron Eagle would then be consolidated.

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


Item 4.  Controls and Procedures.

During the nine month period ended March 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. The registrant is party to an action before the High Court of South Africa brought by Anton Strauss, a former director of VanMag Pty Ltd. In the final settlement of our share sale agreement of the VanMag asset, the buyer agreed to hold the registrant harmless.

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

Dated:  May 20, 2010

Iron Eagle Group, Inc.

By  /s/Michael J. Bovalino
    ------------------------
    Michael J. Bovalino
    Chief Executive Officer