Form 10-Q/A
period 2010-03-31
Iron Eagle Group, Inc.
filed 2010-06-07
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

The number of outstanding shares of the registrant's common stock as of May 31, 2010 was 412,186,042.

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

                        Iron Eagle Group, Inc.
                   (formerly Pinnacle Resources, Inc.)
                        Condensed Balance Sheets

                               ASSETS
                                                       As of            As of
                                                      March 31,        June 30,
                                                         2010            2009
                                                      ----------    ------------
                                                      (unaudited)
Current assets:
  Cash                                             $       329      $   326,136
  Restricted cash                                            -          250,000
  Sublease rent receivable                               9,500            2,500
  Debt securities and notes receivable to
    affiliates, net of collectability reserve
    of $0 and $675,000                                       -                -
  Interest receivable on affiliate debt securities
    and notes receivable, net of collectability
    reserve of $0 and $22,647                            1,525                -
  Advances                                              34,008                -
  Notes receivable                                     140,000                -
  Deposit-legal fees                                         -            5,549
                                                   -----------      -----------
Total current assets                                   185,362          584,185
                                                   -----------      -----------
Equipment and leasehold improvements, net of
 accumulated depreciation of $14,151 and $12,392         3,714            5,473
Available for sale marketable securities of affiliates       -                -
Mining rights                                                -           21,000
                                                   -----------      -----------
Total assets                                       $   189,076      $   610,658
                                                   ===========      ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities         $    47,457      $   142,784
  Capital lease - current                                2,463            2,252
  Related party payables                                22,700                -
  Line of credit                                        46,875                -
                                                   -----------      -----------
Total current liabilities                              119,495          145,036
Capital lease                                            1,813            3,688
                                                   -----------      -----------
Total liabilities                                      121,308          148,724
                                                   -----------      -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.00001 per share;
   authorized 20,000,000 shares, issued and
   outstanding -0- shares                          $         -      $         -
  Common stock, $.00001 par value, 875,000,000
   shares authorized, 405,969,375 and 31,477,550
   shares issued and outstanding                         4,060              315




Additional paid-in capital                           3,842,969        3,816,714
Other comprehensive income                            (180,000)        (180,000)
Accumulated deficit                                 (3,599,261)      (3,175,095)
                                                   -----------      -----------
Total stockholders' equity                              67,768          461,934
                                                   ===========      ===========
Total liabilities and stockholders' equity         $   189,076      $   610,658
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

In August 2008, the Company entered a lease agreement for a copier for 39 months which is classified as a capital lease. Accordingly, the Company capitalized the capital lease and the capital lease obligation. The Company recognized depreciation expense of $586, $1,759, $586 and $1,537 for the three and nine month periods ended March 31, 2010 and 2009, respectively.

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

Going Concern and Management's Plan
The Company has incurred net losses from continuing operations for the nine month period ended March 31, 2010 of $424,166 and has an accumulated deficit of $3,599,261 at March 31, 2010. The Company has cash available in the amount of approximately $329 as of March 31, 2010. The Company has historically relied on its ability to raise money through debt and the sale of stock to meet its cash flow requirements. The preceding factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company will need additional funds to sustain the pursuit of operations and meet current corporate obligations.

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

At times, the Company has subleased space in its office to two tenants. Sublease income for the three and nine month periods ended March 31, 2010 and 2009 was $0, $2,000, $13,000 and $22,000, respectively. All sublease income is treated as a reduction in rent expense.

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

                    Iron Eagle Group, Inc.
                (Formerly Pinnacle Resources, Inc)
           Notes to the Condensed Financial Statements
              As of March 31, 2010 and June 30, 2009 and
  For the Three and Nine Month Periods Ended March 31, 2010 and 2009

                                For the Nine Month Periods    For the Three Month Periods
                                     Ended March 31,                Ended March 31,
                                  2010           2009         2010             2009
                                  ----           ----         ----             ----
                                (unaudited)   (unaudited)  (unaudited)      (unaudited)
Income (loss) from continuing
 operations                      $(424,166)   $   359,013    $ (68,227)     $  (166,262)
                                ==========    ===========    =========      ===========
Weighted-average number of
 common shares outstanding
  - Basic                       32,324,265     22,477,550   32,477,550       22,477,550

Effect of dilutive securities
 - Stock options                         -      1,000,000            -        1,000,000
                                ----------    -----------   ----------       ----------
Weighted-average number of
 common shares outstanding
 - Diluted                      32,324,265     22,477,550   32,477,550       22,477,550
                                ==========     ==========   ==========       ==========
Net earnings per share from
 continuing operations:
 Basic                              $(0.01)        $ 0.02     $ 0.00            $(0.01)
                                    ======         ======      ======           =======
 Diluted                            $(0.01)        $ 0.02     $ 0.00            $(0.01)
                                    ======         ======      ======           =======

9.	Equity

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

On January 8, 2010, the Company issued 373,491,825 shares of its common stock from treasury in accordance with the contingent agreement described in Note 10. The shares were placed into escrow pending completion of the Acquisition Requirement. The shares were issued at par value and will be returned to the Company and cancelled if the Acquisition Requirement is not met by October 8, 2010.

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

New Officers and Directors
On May 4, 2010, the Board of Directors appointed Gary J. Giulietti to the Board of Directors, Michael J. Bovalino as the Company's Chief Executive Officer, and Eric J. Hoffman as the Company's Chief Financial Officer. Jason Shapiro, the former CFO, was appointed as the Executive Vice President of Corporate Strategy.

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

For the nine month period ended March 31, 2010 we received other income of $63,451 compared to other income of $1,620 for the nine month period ended March 31, 2009, an increase of 97%.

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

On January 6, 2010, we converted notes receivable from The Saint James Company totaling $675,000 into 1,350,000 shares of The Saint James Company common stock at the conversion price of $0.50 per share. As incentive for the conversion, Saint James agreed to pay the accrued interest on these notes, totaling $47,248 as of December 31, 2009, in two installments, a $27,248 immediate payment and a $20,000 payment on April 10, 2010. The fair value of the Saint James shares at the time of conversion was $0.

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

Dated:  June 4, 2010

Iron Eagle Group, Inc.

By  /s/Michael J. Bovalino
    ------------------------
    Michael J. Bovalino
    Chief Executive Officer