Form 10-K
period 2010-06-30
Iron Eagle Group, Inc.
filed 2010-10-13
CIK 1043825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2010
 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

Commission file number: 0-22965

Iron Eagle Group, Inc.
(formerly Pinnacle Resources, Inc.)
(Exact name of registrant as specified in its charter)

      Delaware                                          84-1414869
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                      Identification No.)

448 West 37th Street, Suite 9G
New York, NY                             10018
(Address of principal executive offices)    (Zip Code)

Registrant's Telephone number, including area code:  (888) 481-4445

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

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of voting stock held by non-affiliates on September 30, 2010 was approximately $3,100,622.

Number of shares outstanding of the Registrant's Common Stock at September 30, 2010: 11,543,134 shares Of Common Stock, par value $.00001 per share

No documents are incorporated into the text by reference.

Iron Eagle Group, Inc.
Form 10-K
For the Fiscal Year Ended June 30, 2010
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

PART I

ITEM 1  BUSINESS

General
-------
Iron Eagle Group, Inc., formerly Pinnacle Resources, Inc., was incorporated under the laws of Wyoming in January 1995. In March 2010, we re-domiciled in Delaware and changed our name to Iron Eagle Group, Inc.

Operations
----------
We principally provide construction services. Part of our strategy includes identifying and acquiring construction services companies, and engaging in raising the necessary debt or equity financing to complete the acquisitions. All mining and exploration operations were discontinued, and we have no foreign operations.

Sale of Subsidiary
------------------
We owned 66.7% of Vanadium and Magnetite Exploration and Development, Ltd., a South African Corporation. In December 2006, we entered into a share sale agreement with an Australian mining house to sell our 67.7% interest in VanMag. We received $3.4 million in 2007, $845,200 in 2008 and expected a final installment payment of $3.75 million in February 2009. A variety of problems arose which threatened and jeopardized the mining license and as a result, and in lieu of litigation, we elected to accept a final cash payment of $1 million and a production royalty of fifty cents per ton capped at $3 million. We do not expect to receive any royalty payments.

Discontinued Operations
-----------------------
In June 2008, we adopted a plan to discontinue the operations of our subsidiary, Diamonaire, Ltd. This plan anticipated that the operations would be sold or abandoned within a one-year period during which the activities of Diamonaire were to continue. We were unable to sell Diamonaire and the operation was abandoned in April 2009. Diamonaire's loss, reported in discontinued operations, for the year ended June 30, 2009 was $171,707. The balance sheet was written off upon the abandonment in April 2009.

Business Combinations
------------------
We entered into a share exchange agreement on January 8, 2010 with Iron Eagle Group, a Nevada corporation. Pursuant to the agreement, we issued an aggregate of 9,337,296 shares of our common stock to the Iron Eagle shareholders in exchange for all of the issued and outstanding Iron Eagle one-class common stock. The agreement provided for the Company's shares to be held in escrow and their release subject to future performance by Iron Eagle. As a result of the agreement, there has been a change in the ownership control of the registrant as the Iron Eagle shareholders own 92% of our outstanding common stock. On August 18, 2010, the performance criteria was satisfied and the registrant's board voted to release the shares from escrow. Because the performance criteria was not satisfied as of June 30, 2010, Iron Eagle Nevada is not included in the registrant's June 30, 2010 results.

On August 24, 2010, we entered into an asset purchase agreement to acquire for $3,385,000 certain assets of Farache Enterprises, Inc., a site developer located in Southeast Florida. We are currently in the process of raising the cash necessary to complete the acquisition. In addition to lacking the cash necessary to complete the acquisition, there are several factors that may prevent us from ultimately closing this acquisition.

In addition to the Farache asset purchase agreement, we executed two letters of intent. There are several factors that may prevent us from ultimately executing an asset purchase agreement and closing on these acquisitions.

Debt and Equity Financing
-------------------------
We have retained a middle market investment bank to raise $25 million for acquisitions and working capital. There are many risks with the proposed offering and there is no guarantee to the timing or that it will be successful.

Employees
---------
As of September 30, 2010, the registrant had three employees.

Competition
---------
We believe that the construction services business is highly fragmented and our competition includes national, regional and local companies across the United States. Many of our competitors have greater financial and personnel resources. In view of the registrant's extremely limited resources, we expect to continue to be at a significant competitive disadvantage compared to our competitors.

Federal, State, and Local Regulations
-------------------------------------
The registrant is subject to laws and regulations relating to the protection of the environment and worker health and safety.

Cyclical Nature of Business Activities
-------------------------------------
Our business is vulnerable to the cyclical nature of the markets in which our customers operate and is dependent upon the timing and funding of new contracts.

Industry Outlook
----------------
The current economy has severely hampered our ability to obtain funds to close on identified acquisitions. The construction market continues to remain weak. We are uncertain what potential acquisitions will be available to us in the near future, or whether, if they are available, we will be able to obtain debt or equity financing necessary to take advantage of these opportunities.

Available Information
---------------------
Our website is www.ironeaglegroup.com. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website. This Form 10-K is being posted our website concurrently its filing with the Securities and Exchange Commission. We will continue to post our periodic reports on Form 10-Q and our current reports on Form 8-K and any amendments to those documents to our website as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission. Material contained on our website is not incorporated by reference into this Report on Form 10-K.

ITEM 1A.  RISK FACTORS

Not applicable for a small reporting company.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

None


ITEM 2.  PROPERTIES

Our operations are conducted in leased properties. The following table lists the facilities:

                                                                       Lease
                                   Approximate       Monthly        Expiration
Location                           Square Feet        Rent             Date
Corporate Headquarters
----------------------
448 West 37th Street, Suite 9G
New York, NY. 10018                   1,500          $    -       month-to-month

Other Facilities
----------------
9600 E. Arapahoe Road
Suite 260
Englewood, CO. 80112                  5,000          $3,000       December, 2011

Our corporate headquarters are located inside a facility leased by Belle Haven Partners, which is owned by Jake Shapiro, who is a significant shareholder and a consultant to the registrant. Belle Haven Partners does not charge the registrant a monthly lease expense.

In general, our facilities are sufficient to meet our present needs.

ITEM 3.  LEGAL PROCEEDINGS.

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a) Market Information. The registrant's common stock is listed on the OTCQB over-the-counter market under the symbol "IEAG.OTCQB". As of September 30, 2010, there was a limited market for our common stock.

The following table sets forth the range of high and low bid quotations for our common stock for each quarter. The range has been revised to reflect the 40 for 1 reverse stock split. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

  Fiscal 2010
  -----------
Quarter Ended:               High Bid    Low Bid
   June 30, 2010              $9.60       $0.80
   March 31, 2010             $3.20       $0.40
   December 31, 2009          $1.60       $0.40
   September 30, 2009         $1.60       $0.40

  Fiscal 2009
  -----------
Quarter Ended:               High Bid    Low Bid
   June 30, 2009              $4.80       $2.00
   March 31, 2009             $3.20       $1.20
   December 31, 2008          $2.00       $0.80
   September 30, 2008         $1.20       $0.40

b) At September 30, 2010, there were approximately 157 holders of record of the registrant's common stock.

c) Holders of the registrant's common stock are entitled to receive dividends. The payment and amount of future dividends is at the
discretion of our board of directors.   No dividends have ever been
paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d) No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.
During the year ended June 30, 2010, the registrant issued common stock as follows:

In August 2009, 25,000 common shares were issued to Robert A. Hildebrand in a stock option exercise transaction. The exercise price of each option was $0.80, on a post-split basis.

On January 8, 2010, 9,337,296 common shares were issued to the former shareholders of Iron Eagle Group, Inc., a Nevada Corporation in connection with a business combination. In exchange, the Iron Eagle Nevada shareholders surrendered all of their issued and outstanding Iron Eagle Nevada one-class common stock.

On February 23, the registrant entered into a services agreement with a non-affiliated website development firm. In satisfaction for the agreement, the registrant agreed to issue 5,000 shares of the registrant's common stock at a share price of $1.20.

On May 1, the registrant entered into a services agreement with Gary Smolen for investor relations services. In satisfaction for the agreement, the registrant agreed to issue 200,000 shares of the registrant's common stock at a share price of $1.20.

On May 4, the registrant entered into a director's agreement with Gary Giulietti to become a member of the registrant's board. In connection the agreement, the registrant issued 41,667 shares of the registrant's common stock at a share price of $1.20.

On May 4, 2010, the registrant entered into a one year consulting agreement with CCG Investor Relations. In satisfaction for the agreement, the registrant issued 108,750 shares of the registrant's common stock at a per share price of $1.20 and a five year warrant to purchase up to 108,750 shares with an exercise price of $.033 per share. The fair value of the warrant was $126,107. The consulting agreement is currently on hold pending the condition of the registrant to utilize the services offered.

On June 5, the registrant entered into a services agreement with Steve Antebi for investor relations services. In satisfaction for the agreement, the registrant agreed to issue 1,000,000 shares of the registrant's common stock at a share price of $0.40.

All of these issuances were made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuers and affiliated purchasers. None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable for a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information we believe is relevant to an assessment and understanding of our financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the financial statements and related notes included in this form 10-K.

Results of Operations

Year ended June 30, 2010 compared to year ended June 30, 2009

Net loss for fiscal year 2010 totaled $1,394,393 compared to a net loss of $2,806,390 in fiscal year 2009. This decrease in loss resulted from a decrease in restructuring losses of $657,756 due to the VanMag sale in 2007 and the Diamonaire abandonment in 2008.

Operating expenses for the year ended June 30, 2010 were $1,261,372 compared to $1,405,157 for the year ended June 30, 2009. Salaries increased to $395,965 in 2010 from $322,000 in 2009 due to the hiring of a chief executive officer, chief financial officer and an executive vice president in the fourth quarter.

General and Administrative expenses in 2010 were $406,611 compared to $156,648 in 2009. The increase was a result of an increase of $182,747 in investor relations activities, an increase of $14,104 for web development of our new web site and an increase of $16,939 for travel related expenses. We increased our investor relations activities to support our strategy to raise debt or sell stock to fund operations and acquire construction companies. Travel expenses increased due to meetings held with various investment institutions and visits with potential acquisition targets.

Bad debt expense of $254,819 in 2010 related to loans that we made during 2010 to an affiliate who did not achieve certain financial objectives, and therefore, we concluded that the recovery of these amounts were doubtful.

Other income and (expense) of ($133,021) consisted primarily of $53,121 due to receiving interest income from an affiliate in connection with the conversion of debt and interest due to the affiliate's common stock and a ($179,900) loss on affiliated marketable securities.

Liquidity and Capital Resources

During fiscal years 2010 and 2009, we relied on cash reserves related to the sale of VanMag in 2007. Our cash position decreased to $1,335 at June 30, 2010 from $326,126 at June 30, 2009, primarily due to the use of cash to support our operations. We drew down our $50,000 line of credit and there is no borrowing capacity remaining on the line.

The registrant has no cash on hand and operating expenses are principally funded by Jason Shapiro, a board director, and a significant shareholder. The Company relies on its ability to raise cash through debt and the sale of stock to meet its cash flow requirements. The ability to raise cash affects our ability to 1)pursue and close acquisitions; 2)sustain operations; and, 3)meet current obligations.

OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       Iron Eagle Group, Inc.
                  Index to the Financial Statements

                  As of June 30, 2010 and 2009 and
            For the Years Ended June 30, 2010 and 2009
                and the Period from April 1, 2010
  (Commencement of the Current Development Stage) to June 30, 2010

Report of Independent Registered Public Accounting Firm          12

Financial Statements of Iron Eagle Group, Inc.:
 Balance Sheets as of June 30, 2010 and 2009                     13
 Statements of Operations For Each of the Years Ended
   June 30, 2010 and 2009 and the Period from April 1,
   2010 (Commencement of the Current Development Stage)
   to June 30, 2010                                              14
 Statements of Stockholders' Equity For the Years Ended
   June 30, 2010 and 2009                                        15
 Statements of Cash Flows For Each of the Years Ended
   June 30, 2010 and 2009 and the Period from April 1, 2010 (Commencement of the Current Development Stage) to June
   30, 2010                                                      16
 Notes to Financial Statements                                   17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iron Eagle Group, Inc. (formerly Pinnacle Resources, Inc.)

We have audited the accompanying balance sheets of Iron Eagle Group, Inc. (a company in the development stage) as of June 30, 2010 and 2009, and the related statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the two-year period ended June 30, 2010 and the period from April 1, 2010 (commencement of the current development stage) to June 30, 2010. Iron Eagle Group, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Eagle Group, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2010 and the period from April 1, 2010 (commencement of the current development stage) to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the financial statements, the Company has incurred net losses from continuing operations for the year ended June 30, 2010 of $1,394,393 and has an accumulated deficit of $4,569,487 at June 30, 2010. The Company has no cash available and operating expenses are being funded by one of the Directors who is also a significant shareholder. These factors raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3, the Company completed a reverse merger transaction that was effective August 18, 2010.

Kelly & Company
Costa Mesa, California
October 13, 2010

                      Iron Eagle Groups, Inc.
                 (formerly Pinnacle Resources, Inc.)
                          Balance Sheets

                                  ASSETS
                                             June 30,       June 30,
                                               2010           2009
                                            ----------    -----------
Current assets:
  Cash                                      $    1,335    $   326,136
  Restricted cash                                    -        250,000
  Available for sale marketable securities
   of affiliate                                    100              -
  Sublease rent receivable, net of
   a reserve of $4,500 and $0                    1,000          2,500
  Debt securities and notes receivable
   to affiliates, net of collectibility
   reserve of $0 and $675,000                        -              -
  Interest receivable on affiliate
   debt securities and notes
   receivable, net of collectibility
   reserve of $0 and $22,647                         -              -
  Advance                                        5,000              -
  Prepaid expenses                             832,890          5,549
                                            ----------    -----------
Total current assets                           840,325        584,185
                                            ----------    -----------
Equipment and leasehold improvements,
  net of accumulated depreciation of
  $14,737 and $12,392                            3,127          5,473
Mining rights                                        -         21,000
                                            ----------     ----------
Total assets                                $  843,452     $  610,658
                                            ==========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued
  liabilities                               $  194,138     $   79,563
 Accrued payroll                               260,403          3,221
 Capital lease - current                         2,538          2,252
 Officer advances                               44,603              -
 Accrued related party consulting fees          60,000         60,000
 Line of credit                                 50,469              -
                                            ----------     ----------
Total current liabilities                      612,151        145,036

Capital lease - long-term portion                1,150          3,688

Total liabilities                              613,301        148,724
                                            ----------     ----------
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.00001
  per share; authorized 20,000,000
  shares, issued and outstanding
  -0- shares                                         -              -
Common stock, $.00001 par value,
  875,000,000 shares authorized,
  11,504,653 and 786,939 shares issued
  and outstanding                           $      115     $        8
Additional paid-in capital                   4,779,523      3,817,021
Other comprehensive loss                             -       (180,000)
Accumulated deficit                         (4,569,487)    (3,175,095)
                                            ----------     ----------
Total stockholders' equity                     230,151        461,934
                                            ----------     ----------
Total liabilities and stockholders' equity  $  843,452     $  610,658
                                            ==========     ==========


            The accompanying notes are an integral part
                    of the financial statements

                      Iron Eagle Group, Inc.
               (formerly Pinnacle Resources, Inc.)
                     Statements of Operations

                                                                        For the Period
                                                                        April 1, 2010
                                                                      (Start of Current
                                                  For the Year           Development
                                                 Ended June 30,           Stage) to
                                              2010          2009        June 30, 2010
                                          -----------    -----------   ----------------
Operating expenses:
  Salaries                                $   395,965    $   322,000      $   291,819
  Professional fees                           104,477        105,209           49,327
  General and administrative                  406,611        156,648          321,539
  Consulting fees - related party              78,500        130,000           78,500
  Stock based charges                               -         16,300                -
  Impaired mining claims                       21,000              -                -
  Bad debt expense                            254,819        675,000           31,688
                                          -----------    -----------      -----------
      Total operating expenses              1,261,372      1,405,157          772,873
                                          -----------    -----------      -----------
Operating loss                             (1,261,372)    (1,405,157)        (772,873)
                                          -----------    -----------      -----------
Other income (expense):
  Interest income                              53,121              -           50,945
  Interest expense                             (2,536)       (21,517)          (1,242)
  Interest income - related party                   -         22,647                -
  Restructuring loss on receivable from
    sale of subsidiary                              -     (2,036,532)               -
  Loss on marketable securities             (179,900)        (1,300)        (179,900)
  Other income (expense)                      (3,706)        21,527          (67,157)
                                          -----------    -----------      -----------
      Other expense                          (133,021)    (2,015,175)        (197,354)
                                          -----------    -----------      -----------
Loss from continuing operations            (1,394,393)    (3,420,332)        (970,227)
                                          -----------    -----------      -----------
Income tax benefit                                  -       (785,649)               -
                                          -----------    -----------      -----------
Net loss from continuing operations        (1,394,393)    (2,634,683)        (970,227)
                                          -----------    -----------      -----------
Discontinued operations:
      Loss on discontinued operations, net
       of taxes                                     -       (171,707)               -
                                          -----------    -----------      -----------
Net loss                                  $(1,394,393)   $(2,806,390)     $  (970,227)
                                          ===========    ===========      ===========




Loss per share - Basic and Diluted:
  Continuing operations                   $     (1.52)   $     (4.68)     $     (0.77)
  Discontinued operations                        0.00          (0.30)            0.00
                                          -----------    -----------      -----------
  Net loss                                $     (1.52)   $     (4.98)     $     (0.77)
                                          ===========    ===========      ===========
Weighted average number of shares
 Outstanding***:
  -Basic and Diluted                          918,761        563,184        1,251,939
                                          ===========    ===========      ===========

***The shares held in escrow that were issued as a result of the share exchange agreement are excluded from basic loss per share because their ultimate status was uncertain at the balance sheet date. Their inclusion in diluted loss per share is not reflected since their effect would be anti-dilutive.

               The accompanying notes are an integral part
                      of the financial statements

                      Iron Eagle Group, Inc.
               (formerly Pinnacle Resources, Inc.)

                Statement of Stockholder's Equity

                                                                Retained       Total
                                      Additional                Earnings   Stockholders
                       Common Stock     Paid-In   Accumulated (Accumulated   Equity
                     Shares    Amount   Capital       OCI       Deficit)     (Deficit)
                    -------    ------   ---------  --------    ---------   ----------
Balance, June 30,
  2008               561,189    $  6   $3,620,723 $ 130,332    $(368,705)  $ 3,382,356
Currency translation
  effect                   -       -            -  (130,332)           -      (130,332)
Shares exchanged for
  common shares of
  entity             225,000       2      179,998         -            -       180,000
Modification of
  stock option
  terms                    -       -       16,300         -            -        16,300
Temporary impairment
  of affiliated
  marketable
  securities               -       -            -  (180,000)           -      (180,000)
Net loss                   -       -            -         -   (2,806,390)   (2,806,390)
                  ----------    ----   ---------- ---------  -----------   -----------
Balance, June 30,
  2009               786,939    $  8   $3,817,021 $(180,000) $(3,175,095)  $   461,934
Exercise of stock
  options             25,000       -       20,000         -            -        20,000
Shares issued into
  trust for
  contingent reverse
  merger           9,337,297      93          (93)        -            -             -
Note forgiveness           -       -       10,000         -            -        10,000
Net loss                   -       -            -         -     (424,166)     (424,166)
                  ----------    ----   ---------- ---------  -----------   -----------
Balance, April 1,
  2010 (commencement
  of current
  development
  stage)          10,149,236    $101   $3,846,928 $(180,000) $(3,599,261)  $    67,768
Shares issued for
  services         1,355,417      13      826,488         -            -       826,501
Warrants issued for
  services                 -       1      126,107         -            -       126,108




Recognition of loss on
  affiliated marketable
  securities               -       -            -   180,000            -       180,000
Net loss                   -       -            -         -     (970,227)     (970,227)
                  ----------    ----   ---------- ---------  -----------   -----------
Balance, June
  30, 2010        11,504,653    $115   $4,799,523 $       -  $(4,569,488)  $   230,150
                  ==========    ====   ========== =========  ===========   ===========

Note: Common Stock and APIC have been restated to retroactively reflect the effect of the 1 for 40 reverse stock split that occurred on July 13, 2010.

               The accompanying notes are an integral part
                    of the financial statements

                       Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)

                     Statements of Cash Flows

	                                                                For the Period
                                                                      April 1, 2010
                                                                    (Start of Current
                                                    For the Year        Development
                                                    Ended June 30,       Stage) to
                                                 2010	        2009    June 30, 2010
                                                 ----         ----    -------------
Cash flows provided by (used in)
 operating activities:
  Net income (loss)                         $(1,394,393) $(2,806,390)   $  (970,227)
  Net loss from discontinued operations               -     (171,707)             -
                                            -----------  -----------    -----------
  Net income (loss) from continuing
   operations                                (1,394,393)  (2,634,683)      (970,227)
    Adjustments to reconcile net income
    (loss) to net cash (used in) provided
     by operating activities:
      Extension of stock option expiration
       period                                         -       16,300              -
      Settlement loss on receivable                   -    2,036,531              -
      Reserve for uncollectible debt securities,
       notes receivable, and related accrued
        interest                                      -      697,647              -
      Loss on affiliate marketable securities   179,900       13,000        179,900
      Satisfaction of note with services              -            -        140,000
      Shares issued for services                 56,001            -         56,001
      Depreciation                                2,346        2,150            587
      Note forgiveness                           10,000            -              -
      Change in deferred tax liability                -     (834,809)             -
      Write-off of mining rights                 21,000            -              -
      Amortization of prepaids                   93,879            -         93,879
   Changes in operating assets and liabilities:
      Sublease rent receivable                    1,500       16,500          8,500
      Receivable from sale of subsidiary              -            -              -
      Prepaids                                    5,549       (5,549)             -
      Interest receivable on debt securities          -            -              -
      Accounts payable and accrued liabilities  371,757      (38,441)       407,085
      Related party accrued liabilities               -            -         60,000
      Officer advances                           44,603            -         21,903
                                            -----------  -----------    -----------
  Net cash used in operating activities
   of continuing operations                    (607,858)    (903,554)        (2,372)

  Net cash provided by (used in)
  discontinued operations:
    Net current assets                                -       23,706              -
    Net current liabilities                           -     (734,176)             -
Net cash provided by (used in) operating
 activities                                    (607,858)  (1,614,024)        (2,372)
                                            -----------  -----------    -----------


Cash flows used in investing activities:
  Collection of receivable from sale of
   subsidiary                                         -     2,702,747             -
  Issuance of note receivable - unsecured             -     (675,000)             -
  Accrued interest on loans                           -      (22,154)         1,525
  Restricted Cash                               250,000     (250,000)             -
  Advances                                       (5,000)           -         29,008
  Purchase of mining rights                           -      (21,000)             -
                                            -----------  -----------     -----------
Net cash used in investing activities           245,000    1,734,593         30,533
                                            -----------  -----------    -----------
Cash flows provided by (used in) financing
 activities:
  Proceeds from exercise of stock options        20,000            -              -
  Borrowings on line of credit                   50,469            -          3,594
  Prepaid insurance                             (30,161)           -        (30,161)
  Payments on capital lease                      (2,251)      (1,683)          (588)
                                            -----------  -----------    -----------
Net cash used in financing activities            38,057       (1,683)       (27,155)
Net increase (decrease) in cash                (324,801)     118,886          1,006
Cash - beginning of period                      326,136      207,250            329
                                            -----------  -----------    -----------

Cash - end of period                        $     1,335  $   326,136    $     1,335
                                            ===========  ===========    ===========

                               Supplemental Cash Flow Information

	                                                                For the Period
                                                                      April 1, 2010
                                                                    (Start of Current
                                                    For the Year        Development
                                                    Ended June 30,       Stage) to
                                                 2010	        2009    June 30, 2010
                                                 ----         ----    -------------
Cash paid for:
  Interest                                   $    2,273  $       861    $    77,341
  Taxes                                      $        -  $         -    $         -

                            Non-Cash Investing and Financing Activity
Capital lease
  Fixed asset                                $        -     $   7,623    $        -
  Lease payable                              $        -     $  (7,623)   $        -
Other comprehensive income
  Decrease in fair value of available
   for sale securities                       $        -     $(180,000)   $        -
Shares delivered into trust for then
 contingent acquisition, at par              $       93     $       -    $        -
Shares issued for prepaid consulting
 services                                    $  896,608     $       -    $        -

         The accompanying notes are an integral part of the financial statements

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

1. Description of the Company's Business

Development Stage
Iron Eagle Group, Inc. (formerly Pinnacle Resources, Inc.) ("we" "our" "us" or the "Company") was incorporated under the laws of Wyoming in January 1995. In March 2010, we re-domiciled in Delaware and changed our name to Iron Eagle Group, Inc. We have discontinued all domestic mining and exploration activities. All foreign mining and exploration activities were discontinued as of April 2009.

As of April 1, 2010, we are considered a development stage entity as we seek to commence principal operations. We are currently engaged in the identification and ongoing negotiations for the acquisition of construction related entities. We continue to have ongoing dialogue concerning potential acquisition opportunities with two entities whose letters-of-intent have been verbally extended. We have executed one asset purchase agreement which is pending financing. There can be no assurance that the Company will not encounter problems as it attempts to implement its business plan.

The Company's success will depend on its ability to raise money through
debt and the sale of stock to meet its cash flow requirements.   The
ability to execute our strategic plan is contingent upon raising the necessary cash to 1) pursue and close acquisitions; 2) sustain limited operations; and, 3) meet current obligations. The current economy has severely hampered our ability to raise funds to close on identified acquisitions. The construction market continues to remain weak. We are uncertain what potential acquisitions will be available to us in the near future, or whether, if they are available, we will be able to raise funds necessary to take advantage of these opportunities.

2. Accounting Policies

Basis of presentation
Our financial statements as of and for the year ended June 30, 2009 include the accounts of the Company and our discontinued wholly owned South African subsidiary Diamonaire Exploration (Pty) (Ltd)
("Diamonaire") which are recorded as discontinued operations.   All past
significant intercompany balances and transactions have been eliminated.

Certain prior year balances have been reclassified to conform to the current year presentation.

Use of Estimates
The financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in accordance with GAAP requires

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

2.  Accounting Policies (Continued)

management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates, judgments and assumptions are used in the accounting and disclosure related to, among other items, the allowance for uncollectible sublease rent receivable, taxes and contingencies. Actual amounts could ultimately differ from these estimated amounts.

Cash, Cash Equivalents and Credit Risk
The Company considers all highly liquid investments with an initial maturity of three months or less to be a cash equivalent.

At June 30, 2009, the Company had restricted cash of $250,000 to support a debenture credit facility for which it was the lender. In July 2009, the debenture credit facility was fully utilized and the restricted cash was used. There is no restricted cash at June 30, 2010.

Fair Value Accounting
The Company adopted fair value guidance for its financial and non-financial investments and liabilities, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The fair value of financial investments and liabilities is determined at each balance sheet date and future declines in market conditions, the future performance of the underlying investments or new information could affect the recorded values of the Company's investments.

Comprehensive Income
Comprehensive income is calculated in accordance with authoritative guidance that requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources.

Available-for-Sale Marketable Securities
The Company's available-for-sale marketable securities are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders' equity. The fair value of all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Gains or losses on securities sold are based on the specific identification method.

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

2.  Accounting Policies (Continued)

Notes Receivable
The Company monitors its exposure for credit losses on its notes receivable balances and records related allowances for doubtful receivables, including specific allowances for known troubled notes. When a note receivable secured with collateral is determined to be impaired, the note is reduced to its fair value and the allowance for doubtful accounts is charged less the estimated fair value of the collateral.

Equipment and Leasehold Improvements
Equipment and leasehold improvements are recorded at historical cost. Equipment is depreciated on a straight-line basis over its estimated useful life (generally 5 to 7 years). Leasehold improvements are amortized over the shorter of the estimated useful life or lease term. Maintenance and repairs are expensed as incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

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

Income Taxes
The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities. Deferred tax assets, including tax loss and credit carry forwards and liabilities are

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

2.  Accounting Policies (Continued)

measured using enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

2.   Accounting Policies (Continued)

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

3. Business Combination

On January 8, 2010, the Company agreed in principal to the terms of a share exchange agreement (the "Agreement") with Iron Eagle Group, a Nevada corporation ("Iron Eagle") and the shareholders of Iron Eagle ("Iron Eagle Shareholders").

Pursuant to certain terms of the Agreement, the Company issued from its treasury an aggregate of 9,337,296 shares of its common stock (the "Agreement Shares") to the Iron Eagle Shareholders. In exchange, the Iron Eagle Shareholders surrendered all of their issued and outstanding Iron Eagle one-class common stock. The Agreement shares were held by an escrow agent until Iron Eagle completed the "Acquisition Requirement". The Iron Eagle Shareholders had voting rights on the Agreement Shares by means of a voting trust through the escrow agent while the shares were in Trust and the Agreement was pending.

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

3.  Business Combination (Continued)

The Agreement contained an acquisition requirement which stated that, on or before October 8, 2010:
  (i) Iron Eagle shall acquire one or more construction, infrastructure or related companies with aggregate fiscal 2009 or last 12 months audited EBITDA, adjusted for non-recurring expenses, of at least
$1,800,000; or
  (ii) The Company's Board of Directors could unanimously vote to authorize the release of the Agreement Shares, thus waiving the requirement described in (i) above.

On August 18, 2010, in accordance with subsection (ii) of the Agreement, the Company's Board of Directors unanimously voted to waive the requirement described in subsection (i) and authorized the release of the Agreement Shares, thus completing the Agreement. This subsequent event transaction has been recorded as a reverse merger as of August 18, 2010.

As part of the Agreement, Iron Eagle provided a $10,000 advance to the Company in January 2010. The Company recognized the $10,000 advance by Iron Eagle as additional paid in capital.

Beginning August 18, 2010, the financial records of the Company and Iron Eagle have been consolidated. Future filings will consist of the consolidated balance sheet and the income statement of Iron Eagle.

Pending any new information discovered that existed as of the date of acquisition, the acquisition has been accounted for as a recapitalization effected by a reverse merger, wherein Iron Eagle was considered the acquirer for accounting and financial reporting purposes. The pre-merger assets and liabilities of the Company have been brought forward at their book value and no goodwill has been recognized. The accumulated deficit of the Company has been brought forward and common stock and additional paid-in-capital of the combined Company have been retroactively restated. The balance sheet of the Company at the acquisition date consisted of the following:
                                              August 18,
                                                 2010
                                                 ----
Current assets                               $  787,365
Total assets                                 $  790,199
                                             ==========
Current liabilities                          $  843,007
Total liabilities                            $  843,816
                                             ==========
Stockholder's deficit                        $  (53,617)
                                             ==========

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009
3.  Business Combination (Continued)
Iron Eagle began operations in November 2009 and is a calendar year-end. Pro forma financial statements of the consolidated companies as of June 30, 2010 and for the year ended June 30, 2010 are as follows:
Balance Sheet

                                Iron Eagle    Iron Eagle   Transaction  Pro Forma
                                 Delaware       Nevada      Adjustment  Financials
                                ----------    ----------   -----------  ----------
Assets
  Current assets                $  840,325    $   10,000    $  (10,000)  $  840,325
  Net fixed assets                   3,127             -             -        3,127
                                ----------    ----------    ----------   ----------
      Total assets              $  843,452    $   10,000    $  (10,000)  $  843,452
                                ==========    ==========    ==========   ==========
Liabilities and Stockholders'
 Equity
  Current liabilities           $  612,151    $  392,707    $        -   $1,004,858
  Long term liabilities              1,150             -             -        1,150
                                ----------    ----------    ----------   ----------
      Total liabilities            613,301       392,707             -    1,006,008
                                ----------    ----------    ----------   ----------
      Total stockholders' equity   230,151      (382,707)            -     (162,556)
                                ----------    ----------    ----------   ----------

      Total liabilities and
       stockholders' equity     $  843,452    $   10,000    $  (10,000)  $  843,452
                                ==========    ==========    ==========   ==========

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

3.  Business Combination (Continued)

Statement of Operations

                                                 Since
                                               Inception
                                                November
                                                  2009
                                 Year Ending     Through    Transaction  Pro Forma
                                June 30, 2010 June 30, 2010  Adjustment  Financials
                                ------------- ------------- -----------  ----------
Net loss                         $(1,394,393)  $ (382,708)  $         -  $(1,777,101)
                                 -----------   ----------   -----------  -----------
Net income per share
 - Basic & Diluted               $     (1.52)                            $     (1.93)
                                 ===========                             ===========

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4. Related Party Transactions

Consulting Services
During the years ended June 30, 2010 and 2009, we paid affiliated companies $78,500 and $130,000, respectively, for consulting services. Our former president and secretary are executives with the affiliated companies. In 2009, these amounts are included in the loss from discontinued operations.

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

Officer Advances
A director who is a significant shareholder, as well as the Company's former president have provided funding to pay or paid directly operating expenses. The operating expenses generally include professional services for audit, legal and investor relations. These expenses are included in statement of operations. There is a related party payable for $44,603 included in the balance sheet at June 30, 2010.

Debt Securities and Notes Receivable
                                          As of           As of
                                         June 30         June 30
                                          2010             2009
                                     -------------    -------------
Corporate notes receivable to
  affiliates - held to maturity      $           -    $     425,000
Corporate debenture to affiliate -
  held to maturity                               -          250,000
                                     -------------    =============
Debt securities - held to maturity,
  before impairment                  $           -          675,000
Collectibility reserve for temporary
  impairment                                     -         (675,000)
                                     -------------    =============
Debt securities to affiliates -
  held to maturity                   $           -    $           -
                                     =============    =============

Collateralized
In November 2008, the Company loaned $250,000 to two entities that had pledged as collateral certain financial assets. The note receivable had an interest rate with an APR of 6.82%. The principal and interest was due in one year. The two entities are 10% shareholders of the Company. In October 2009, the note receivable and related accrued interest was satisfied through the issuance of 265,500 shares of the common stock of The Saint James Company. The Saint James shares that were received as satisfaction of the note receivable and accrued interest had no value at the transaction date. At June 30, 2010, the Company continues to hold these shares as investments. On September 29, 2010, the Company sold all of its Saint James shares to Victory Minerals Corp., an entity owned by the Company's former president Glen Gamble, for $100.

Straight Convertible Debenture Agreement
In June 2009, the Company entered into a $500,000 straight convertible debenture agreement with Saint James. The debenture agreement was without collateral and bore an annual interest rate of the Wall Street Journal prime rate plus 8%. All principal and accrued interest was to be due June 30, 2010 and was convertible at the option of the Company into shares of the common stock of Saint James at $0.50 per share. In June 2009, the Company advanced $250,000 of the debenture to Saint James

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

and in July 2009, the Company advanced the remaining $250,000 of the $500,000 debenture agreement. At December 31, 2009, it was determined that Saint James would not be able to repay the note and the entire $500,000 and accrued interest was fully reserved for collectibility. On January 6, 2010, the $500,000 debenture was converted into 1,000,000 common shares of The Saint James Company at the conversion price of $0.50 per share. As incentive for the conversion, Saint James agreed to pay the accrued interest on these notes, totaling $21,235. At June 30, 2010, the Company continues to hold these shares as investments, but does not believe that the shares will ever have value. On September 29, 2010, the Company sold all of its Saint James shares to Victory Minerals Corp., an entity owned by the Company's former president Glen Gamble, for $100.

Modification of the Uncollateralized Notes Receivable
Concurrent with entering into the straight convertible debenture agreement, the Company's then existing $150,000 and $25,000 notes receivable were modified to provide for the notes' outstanding balances to in whole or in part be converted at the Company's option into shares of the common stock of Saint James at $0.50 per share. On January 6, 2010, these notes receivable were converted into 350,000 common shares of The Saint James Company at the conversion price of $0.50 per share. As incentive for the conversion, Saint James agreed to pay the accrued interest on these notes, totaling $26,013 at the date of conversion. At June 30, 2010, the Company continued to hold these shares as investments. On September 29, 2010, the Company sold all of its Saint James shares to Victory Minerals Corp., an entity owned by the Company's former president Glen Gamble, for $100.

Available for Sale Marketable Securities of Affiliate
At June 30, 2010, the Company held 1,795,500 shares of Saint James common stock for investment purposes. The fair value of the marketable securities is $0 at June 30, 2010. 180,000 of these shares were initially valued at $1.00 per share. The fair value of these shares decreased to zero and was shown as a component of equity as other comprehensive loss until April 2010, when Saint James filed an 8-K indicating that they were preparing to file for bankruptcy and was party to a lawsuit. Upon filing this 8-K, the Company recognized the loss on fair value of the 180,000 shares as an other-than-temporary decline in value. At June 30, 2010, the Company continued to hold these shares as investments. On September 29, 2010, the Company sold all of its Saint James shares to Victory Minerals Corp., an entity owned by the Company's former president Glen Gamble, for $100.

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

5.  Prepaid Expenses

The Company entered into three contracts for investor relations and consulting services to assist in the financing and purchasing of a construction related entity. All services were prepaid with shares and warrants. One contract is currently on hold pending the decision of the Company to utilize the services offered.

  Value of prepaid contracts      $ 896,607
  Amortization of prepaids           93,879
                                  ---------
  Prepaid contracts                 802,728
  Other prepaids                     30,162
                                  ---------
  Prepaids as of June 30, 2010    $ 832,890
                                  =========

6. Note Receivable

In July and August 2009, the Company loaned a consultant a total of $140,000 in three payments. The loans were consolidated into a note receivable on September 1, 2009, bearing interest at 6% annually. The note receivable and accrued interest was satisfied with services performed.

7. Property and equipment

Our office equipment and furniture, with a cost basis of $10,242, was fully depreciated prior to the periods that are being reported upon. The office equipment and furniture is being used by the Company and its fully depreciated costs are carried on its books at June 30, 2010.

In August 2008, the Company entered into a lease agreement for a copier for 39 months which is classified as a capital lease. The Company recognized depreciation expense of $2,345 and $2,150 for the years ended June 30, 2010 and 2009, respectively.

The capital lease obligation matures in each of the following years ending June 30:

2011                                                     $   4,029
2012                                                             -
2013                                                             -
                                                         ---------
Total                                                        4,029

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009


  Less: amount representing interest on
  capital lease payments                                       341
                                                         ---------
Present value of minimum capital lease payments          $   3,688
Current portion of capital lease                         $   2,538
                                                         ---------
Long-term portion of capital lease                       $   1,150
                                                         =========

8. Line of Credit

The Company has a line of credit with a major US financial institution. The line of credit has a maximum amount of $50,000. The current balance is $50,000 plus accrued interest of $469 and carries an interest rate of 6.25%.

9. Commitments and Contingent Liabilities

Litigation
We may become involved from time to time in litigation and regulatory matters incidental to our business, including government enforcement actions, litigation in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of the business. We intend to vigorously defend ourselves against such litigation. We do not believe that the outcome of any pending litigation will have a material adverse effect on the consolidated financial statements. We will accrue an estimated loss contingency in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine whether our accruals are adequate. The amount of ultimate loss may differ from these estimates.

We recognize income from the favorable outcome of litigation when we receive the associated cash or assets.

The Company is party to an ongoing lawsuit in the High Court of South Africa related to the sale of the Company's ownership of the VanMag subsidiary. The buyer has released the Company from any liability in the matter. As such, the Company does not expect to incur any future expenses related to this matter.

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

9. Commitments and Contingent Liabilities (Continued)

Going Concern and Management's Plan
The Company has incurred net losses from continuing operations for the year ended June 30, 2010 of $1,394,393 and has an accumulated deficit of $4,569,487 at June 30, 2010. The Company has no cash available and operating expenses are being funded by one of the directors who is also a significant shareholder. The Company relies upon its ability to raise money through debt and the sale of stock to meet its cash flow requirements. The preceding factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company will need additional funds to sustain the pursuit of operations and meet current corporate obligations.

Lease Commitments
We lease office space and equipment under noncancelable operating leases with terms of three years. The following is a schedule by years of future minimum rentals under the leases for the years ending June 30:

  Year                   Amount
-------                 --------
2011                    $ 20,739
2012                      10,026
2013                           -
2014                           -
2015 and thereafter            -
                        --------
Total                   $ 30,765

The Company recognized rental expense of $34,269 and $37,458 for the years ended June 30, 2010 and 2009, respectively. The Company occupies its Englewood, Colorado facility under a rental agreement that has a lease term that was to expire in December 2008. On October 1, 2008, the Company entered into an agreement to extend the lease term for an additional 36 months ending December 2011.

The Company subleases space in its office to two tenants. Sublease income for the Years ended June 30, 2010 and 2009 was $13,000 and $27,000, respectively. All sublease income is treated as a reduction in rent expense.

New Officers and Directors
On May 4, 2010, the Board of Directors appointed Gary J. Giulietti as a new Director to the Board, Michael J. Bovalino as the Company's Chief Executive Officer, and Eric J. Hoffman as the Company's Chief Financial Officer. Jason Shapiro, the former CFO, was appointed as the Executive Vice President of Corporate Strategy.

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

9. Commitments and Contingent Liabilities (Continued)

Mr. Giulietti was granted 41,667 share of the Company's common stock in consideration for his appointment.

10. Discontinued operations

The following foreign subsidiary has been abandoned and is classified as discontinued operations for the year ended June 30, 2009.

Diamonaire Exploration (Pty) (Ltd)
In June 2008, the Company adopted a plan to discontinue the Diamonaire operations. This plan anticipated that the operations would be sold or abandoned within a one year period during which the activities of Diamonaire were to continue. The Company was unable to sell Diamonaire and the entity was abandoned in April 2009. Diamonaire's loss, reported in discontinued operations, for the year ended June 30, 2009 was $171,707. The entity has been classified as discontinued operations for the year ended June 30, 2009. The balance sheet was written off upon the abandonment in April 2009.

11. Sale of Subsidiary - VanMag

In 2006, the Company sold its interest in its subsidiary VanMag. After a series of breached agreements by the buyer; a third addendum to the initial agreement was entered into in July 2008 with all previous related agreements and understandings being cancelled. The Third Addendum resulted in the Company in fiscal 2009 recognizing a $963,988 restructuring gain in other income and a $363,469 gain on foreign currency conversion in other comprehensive income.

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

In November 2008, the buyer failed to pay the remaining 30,000,000 South African Rand payment. The Company and buyer informally agreed that the remaining amount payable of 30,000,000 Rand would be due and payable in the amount of $3,750,000 (US$). This amendment resulted in a restructuring gain of $787,037. In May 2009, a settlement agreement was reached whereby the Company would receive $1,000,000 and 1,000,000 South African Rand in full satisfaction of the outstanding receivable. In addition, the Company received a royalty agreement on future sales based on a rate of $0.50 per ton, not to exceed $3,000,000 over the total agreement. The Company does not anticipate receiving any royalties

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

11.   Sale of Subsidiary - Van Mag (Continued)

arising from this agreement. The 1,000,000 South African Rand was paid directly to Titan Processors (Pty) Ltd of South Africa and the Company
received the $1,000,000.   As a result of the completion of the informal
settlement to the Third Addendum the Company recognized a one-time loss of $2,750,000. Net restructuring loss on sale of subsidiary was $2,036,532 for the year ended June 30, 2009.

12. Fair Value of Financial Investments and Liabilities

We have adopted fair value guidance and utilize the market approach to measure fair value of our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The carrying values of our cash, cash equivalents, marketable securities of affiliate, and financing proceeds receivables carried at fair value as of June 30, 2010, are classified in the table below into one of the three category levels described above:

                               Level 1    Level 2    Level 3    Total
                              ---------  ---------  ---------  --------
Cash & equivalents            $   1,335          -          -     1,335
Marketable securities of
  The Saint James Company             -       $100         100
                              ---------  ---------  ---------  --------
Cash, cash equivalents, and
  marketable securities       $   1,335  $     100  $  1,435
                              =========  =========  =========  ========

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

12. Fair Value of Financial Investments and Liabilities (Continued)

As of June 30, 2010, our cash and cash equivalents were held at major financial institutions. These investments are insured by the Federal Deposit Insurance Corporation; however, they are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks.

In a series of transactions (Note 4, Note 14), the Company acquired 1,795,500 restricted common shares of The Saint James Company (Saint James) (ticker STJC.PK). The Saint James shares had no value at June 30, 2010, but were subsequently sold on September 29, 2010 to Victory Minerals Corp., an entity owned by the Company's former president Glen Gamble, for $100. As a result, the shares are carried at $100 at June 30, 2010 and the Company recognized a $179,900 loss on the 180,000 Saint James shares acquired in June 2009 at a value of $180,000. In April 2010, Saint James filed an 8-K indicating that they were preparing to file for bankruptcy and was party to a lawsuit. Furthermore, Saint James is not current with its SEC filings and trades in an inactive market. The value of the shares was based on Level 3 inputs.

13. Loss Per Common Share

Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Since there was a loss from continuing operations in each period presented, the effect of potentially dilutive common shares is not considered as their effect would be anti-dilutive.

The computation of basic and diluted loss per share for "Income from continuing operations" is as follows:

                                                                        For the period
                                                                         April 1, 2010
                                                                      (Start of Current
                                                    For the Year          Development
                                                   Ended June 30,          Stage) to
                                                 2010          2009      June 30, 2010
                                             ------------ ------------ ----------------
Loss from continuing operations              $(1,394,393) $(2,634,683)     $ (970,227)
                                             ------------ ------------     ----------
Weighted-average number of common shares
  outstanding - basic and diluted              918,761      563,184       1,251,939
                                             ------------ ------------     -----------



                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

13. Loss Per Common Share (Continued)

Net loss per share from continuing operations:
  Basic and diluted                          $     (1.52) $     (4.68)     $     (0.77)
                                             ===========  ===========      ===========

The following securities were not included in the computation of diluted net earnings per share as their effect would have been anti-dilutive:

                                                 2010         2009
                                              ----------   ----------
  Common stock option                                -       25,000
  Common stock warrants                        108,750            -
  Escrowed shares issued in reverse
   merger transaction                        9,337,297            -

14. Equity

Stock Split
On July 13, 2010, the Company effected a reverse 40:1 stock split. All share amounts presented herein are post-split amounts. The par value of our common shares remained at $0.00001 following the reverse split.

Preferred Stock
In January 2010, we re-domiciled the Company from Wyoming to Delaware. At that time, we modified the terms of our Preferred class of stock, changing the par value from $0.01 to $0.00001 and the number of shares authorized from 2,000,000 to 20,000,000.

Capital Contribution
As part of the pending acquisition agreement described in Note 3, a $10,000 advance was received. We recorded it as a capital contribution. In the event that the acquisition terms are not met, the amount does not need to be repaid. Once the acquisition became successful, the amount owed was eliminated as an intercompany transaction.

Stock Issuances
In June 2009, we issued 225,000 common shares to affiliated entities in exchange for 180,000 common shares of The Saint James Company (STJC.PK) (Saint James). The fair value of the shares at the time of acquisition was $180,000, based on level 3 fair value inputs. Events occurring after the transaction resulted in the shares temporarily losing all value. At June 30, 2010, the fair value of the shares acquired was $0. The Saint James shares are restricted for one year. A term of this transaction which prohibited the Company from owning more than 4.99% of the outstanding shares of Saint James at any time was waived by Saint

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

14. Equity (Continued)

James in January 2010. On September 29, 2010, the Company sold all of its Saint James shares to Victory Minerals Corp., an entity owned by the Company's former president Glen Gamble, for $100.

In August 2009, 25,000 common shares were issued in a stock option exercise transaction. The exercise price of each option was $0.80, resulting in a total transaction amount of $20,000.

On January 8, 2010, the Company issued 9,337,296 shares of its common stock from treasury in accordance with the contingent agreement described in Note 3. The shares were released from escrow in August 2010 after the Company's Board unanimously voted to release the shares from escrow, which eliminated the Acquisition Requirement. The shares were issued at par value in January 2010 and a valuation of the acquisition was conducted by an independent appraiser.

On May 1, 2010, the Company entered into a one-year consulting agreement with an individual for investor relations services. In satisfaction for the agreement, the Company issued 200,000 shares of the Company's common stock at a per share price of $1.20.

On May 4, 2010, the Company entered into a consulting agreement with a website development firm. In satisfaction for the agreement, the Company issued 5,000 shares of the Company's common stock at a per share price of $1.20.

On May 4, 2010, the Company entered into a director's agreement with an individual to become a member of the Company's board. In connection the agreement, the Company issued 41,667 shares of the Company's common stock at a per share price of $1.20.

On May 4, 2010, the Company entered into a one-year consulting agreement with an investor relations firm. In satisfaction for the agreement, the Company issued 108,750 shares of the Company's common stock at a per share price of $1.20 and a 5-year warrant to purchase up to 108,750 shares with an exercise price of $0.033 per share. The fair value of the warrant was $126,107. The consulting agreement is currently on hold pending the decision of the Company to utilize the services offered.
On June 5, 2010, the Company entered into a three-year consulting agreement with an individual to help the Company obtain financing and related services. The value of the services to be received is $400,000. In satisfaction for the agreement, the Company issued 1,000,000 shares of the Company's common stock, resulting in a per share price of $0.40. Stock options

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

14.   Equity (Continued)

In May 2004, we granted a Director an option to purchase 25,000 shares of our common stock at $5.20 per share. The options vested immediately and expire five years from the grant date. The fair value of the options was estimated at $22,000. In November 2008, we modified the terms of the options to extend the expiration date to November 2010 and to reduce the strike price to $0.80 per share. The fair value for these options was estimated at $16,300 at the date of modification using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate                    1.19%
Volatility                                  101%
Dividend                                    -0-
Weighted average expected life          2 years

The following schedule summarizes our stock option activity:

                                      Weighted   Weighted
                                       Average    Average    Aggregate
                                      Exercise   Remaining   Intrinsic
                          Options       Price       Term       Value
                        -----------  ----------- ----------- ----------
Outstanding at June
  30, 2008                   25,000  $      5.20        0.85 $        -
Options granted                   -            -           -          -
Options exercised                 -            -           -          -
Options expired                   -            -           -          -
                        -----------  ----------- ----------- ----------
Outstanding at June
  30, 2009                   25,000         0.80        1.35     25,000
                        -----------  ----------- ----------- ----------
Options granted                   -            -           -          -
Options exercised           (25,000)           -           -          -
Options expired                   -            -           -          -
                        -----------  ----------- ----------- ----------
Outstanding at June
  30, 2010                        -            -           -          -
                        ===========  =========== =========== ==========

Warrants
As described above, on May 4, 2010, the Company entered into a one-year consulting agreement with an investor relations firm. In satisfaction for the agreement, the Company issued 108,750 shares of the Company's common stock at a per share price of $1.20 and a 5-year warrant to purchase up to 108,750 shares with an exercise price of $1.32 per share. The fair value of the warrant was $126,107. The consulting agreement is

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

14.   Equity (Continued)

currently on hold, pending the decision of the Company to utilize the services offered. The fair value of the warrant was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	             2.57%
Volatility	                          333%
Dividend	                          -0-
Weighted average expected life	5 years

The following schedule summarizes our warrant activity:

                                      Weighted   Weighted
                                       Average    Average    Aggregate
                                      Exercise   Remaining   Intrinsic
                          Warrants      Price       Term       Value
                        -----------  ----------- ----------- ----------
Outstanding at June
  30, 2009                        -            -           -          -
Warrants granted            108,750 $       1.32        5.00          -
Warrants exercised                -            -           -          -
Warrants expired                  -            -           -          -
                        -----------  ----------- ----------- ----------
Outstanding at June
  30, 2010                  108,750  $      1.32        4.83          -
                        ===========  =========== =========== ==========

15. Income taxes

At June 30, 2010, the Company has available an unused net operating loss carryforward that may be applied against future taxable income and that expire as follows:
			                       Net Operating
			                           Loss
Year of Expiration		           Carryforwards
------------------                       -------------
      2011		                            -
      2012		                            -
      2013		                            -
      2014		                            -
      2015 and thereafter                $ 2,377,260
                                         -----------
      Total                              $ 2,377,260
                                         ===========

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

15.  Income taxes (Continued)

  For the year ended
                                        June 30, 2010   June 30, 2009
                                        -------------   -------------
Tax expense at U.S. statutory rate              40.9%           40.9%
Deferred tax asset utilization                 (40.9)%         (40.9)%
                                        ------------    ------------
Effective income tax rate                          - %             - %

At June 30, 2010 and 2009, the Company had loss carryforwards of $2,377,260 and $1,022,205, respectively. The operating loss carryforward was not utilized in fiscal 2009 because the VanMag receivable was settled for an amount significantly below the receivable balance. This resulted in a tax benefit on continuing operations of $785,649 for the year ended June 30, 2009. The net operating loss carryforward expires through the year 2028. As a result of the reverse merger and ownership change that occurred in August 2010, the Company's utilization of the loss carryforward is limited because of a Section 382 limitation. This is not expected to impact the Company because we do not expect to ever be able to utilize the NOL's.

16.  Subsequent Events

Board of Directors
In August 2010 the Board appointed Joseph Antonini as a Director and granted him 38,462 shares of stock. Glen Gamble and Robert Hildebrand resigned from the Board and were hired as consultants to the company with a salary of $8,000 per month. Jason Shapiro was appointed acting Chairman of the Board and Secretary until a successor is appointed.

Business Combination
The shares issued in regards to the business combination described in
Note 3 were released from escrow and received by the shareholders. This act caused a change in control of the Company and a consummation of the acquisition by Iron Eagle. The Board also ratified the share exchange agreement in August 2010.

Long Term Contracts
In August 2010 the Company entered into an agreement with Aegis Capital Corp., and investment bank, to act as their underwriter with respect to a forthcoming public offering. In connection with this agreement the company issued 28,572 shares of stock.

Related Party Sale of Marketable Securities
On September 29, 2010, the Company sold all of its Saint James shares to Victory Minerals Corp., an entity owned by the Company's former president Glen Gamble, for $100.

                        Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.)
                  Notes to the Financial Statements

                  As of June 30, 2010 and 2009 and
             For the Years Ended June 30, 2010 and 2009

16.  Subsequent Events (Continued)

Officer compensation
On September 13, 2010, the Company amended Mr. Bovalino's and Mr. Hoffman's employee agreements. Mr. Bovalino's cash based salary increased to $215,000 and stock based salary decreased to $85,000. The allocation of the annual incentive payment between cash and stock changed to $175,000 and $125,000. Mr. Hoffman's amendment changed the allocation between cash and stock to $165,000 cash and $60,000 stock. The allocation of annual incentive payment between cash and stock changed to $125,000 and $100,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer who are responsible for all financial and accounting matters during this reporting period have concluded that the disclosure controls and procedures were effective as of June 30, 2010. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of June 30, 2010, and concluded that it was effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended June 30, 2010. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors
-------------------------------
All holders of common stock have the right to vote for directors.

The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of the registrant, supervising the development of the business plan, and review of the officers' performance of specific business functions.

A director shall be elected by the shareholders to serve until the next annual meeting of shareholders or until his or her death, or resignation and his or her successor is elected.

The following table sets forth, as of September 30, 2010, with respect to the individuals serving in the capacities indicated:

Name                                   Position
Terms
Michael J. Bovalino, age 55       Chief Executive Officer          May 2010
                                                                   to present

Eric J. Hoffman, age 41           Chief Financial Officer          May 2010
                                                                   to present

Jason M. Shapiro, age 33           Executive Vice President        December 2010
	                                 and Director                to present

Joseph E. Antonini, age 69               Director                  July 2010
                                                                   to present

Gary J. Giulietti, age 59                 Director                  May 2010
                                                                   to present

Gary J. Giulietti. Since 2000, Mr. Giulietti has been president of the northeast operations and a member of the executive committee of Lockton
Companies, LLC, an independently owned commercial insurance brokerage firm. From 1980 to 2000, Mr. Giulietti was vice chairman, worldwide construction for Willis, a construction/surety broker, where he oversaw and managed a worldwide construction insurance practice consisting of domestic offices and 140 international offices. He also assisted in large and mid-cap construction companies in providing their insurance needs as they took their businesses public. Mr. Giulietti earned a Bachelor of Arts degree in Business and Political Science from St.
Michael's College in 1973.

Michael J. Bovalino. From January 2008 to present, Mr. Bovalino has been chief operating officer and executive vice president of Medical
Acoustics LLC, a medical device/consumer products company. From 2003 to 2007, Mr. Bovalino was the chief executive officer of Pyramid Management
Group, Inc., a commercial real estate development company. From 1997 to 2003, Mr. Bovalino was chief executive officer of Energet!x Corporation, a subsidiary of RGS Energy Group, an energy company. Mr. Bovalino earned a bachelor of science in business administration degree from the State University of New York in 1977. Mr. Bovalino attended the
Advanced Management Program at Columbia University Graduate School of
Business in 1988.  Mr. Bovalino earned a Master of Information
Technology from Polytechnic University in 1995, a Master of Business
Administration from Pace University in 1990 and a Certificate Program in
Strategic Analysis at the Wharton Graduate School of Business,
University of Pennsylvania in 1989

Eric J. Hoffman. Mr. Hoffman was an executive vice president and chief financial officer from 2004-2007, executive vice president from 2007-
2008 and executive vice president and chief operating officer from 2008-
2009 for Masco Contractor Services, a provider of installed products for homebuilders. Previously, Mr. Hoffman was Vice President and Group
Controller for the Southeast Group of Cardinal Health's Healthcare
Supply Chain Services - Pharmaceutical business. Mr. Hoffman was controller from 1996-1999 and the vice president of finance and technology from 1999-2001 for Polyone Distribution, a subsidiary of PolyOne Corporation, a provider of specialized polymer materials, services and solutions. Mr. Hoffman graduated with a Bachelor of Science degree in Business Administration from John Carroll University.
Mr. Hoffman is a certified accountant.

Jason Shapiro. Mr. Shapiro was the chief executive officer and sole director of Iron Eagle Group, a Nevada corporation from its inception on November 9, 2009 to January 8, 2010 when it was acquired pursuant to the Share Exchange Agreement described herein. From 2007-2009, Mr. Shapiro was the vice president of Macquarie Capital Funds, a private equity group where he was responsible for asset management and investments. In the summer and fall of 2006, Mr. Shapiro was a legal intern for Honorable Rosemary Gambardella, a former Chief Judge on the United
States Bankruptcy Court for the District of New Jersey.  From 2004-2005,
Mr. Shapiro was the chief executive officer of ProPREG, a biotech firm specializing in pregnancy and fertility. From 1999-2004, Mr. Shapiro was an associate director of UBS Investment Bank, a global healthcare investment banking firm.

Mr. Shapiro earned his MBA degree from the University of Pennsylvania's
The Wharton School in 2009.  Mr. Shapiro earned a JD degree from the
Seton Hall University School of Law in 2007. Mr. Shapiro earned a MS degree in accountancy from Zicklin School of Business' Baruch College in 2006. Mr. Shapiro earned a BS degree in computer science from Rutgers
College in 1998.

Mr. Shapiro has earned the following certifications:
   -  Certified Public Accountant
   -  Chartered Financial Analyst
   -  Certified Insolvency and Restructuring Advisor
   -  Certification in Distressed Business Valuation
   -  Certified Fraud Examiner
   -  Certified in Financial Forensics
   -  Project Management Professional
   -  Risk Management Professional


Joseph E. Antonini.  Mr. Antonini is the former Chairman, President and
CEO of Kmart Corporation. At Kmart, Mr. Antonini began as a management trainee, at the then S.S. Kresge Company in 1964 and worked his way up to Chairman of the Board of Directors of the giant retail chain in 1987.
He is credited with leading Kmart into a new era by launching store renewal programs of unparalleled scope in retail history. They included expansion of the retailer's specialty store concepts, along with introduction of the Kmart Super Center, both contributors to setting new sales and profit records. Mr. Antonini worked with Kmart until 1995.
From 1995 to present, Mr. Antonini has been the chairman of the board of directors of AWG Ltd., a producer and seller of wine.

In the past, Mr. Antonini has been awarded key positions that include
Chairman of the National Retail Federation and the National Minority
Supplier Development Council.  He served on the Board of Directors of:
   - Polaroid Corporation, a manufacturer and seller of consumer camera products, from 2003-2005,
   - Chrysler Corporation, a car manufacturer, from 1989-1995,
   - Shell Oil Company, a company engaged in oil exploration, reefing and chemical products, from 1988-1998; and
   - NBD Bank (ultimately acquired and merged into Bank One and then
JPMorgan Chase) from 1987-1989.

He is also a recipient of the Horatio Alger Award. Mr. Antonini earned a Bachelor of Science degree in business administration from West
Virginia University in 1964.  In 1992, he was recognized by West
Virginia University as its most distinguished alumni.

Non-Qualified and Incentive Stock Option Plans
----------------------------------------------
The registrant does not currently have any stock option plans.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
To the registrant's knowledge, based solely on a review of the copies of these reports furnished to it, our officers, directors and 10% control persons have not complied with applicable Section 16(a) filing requirements during the six months ended June 30, 2010.  The officers, directors and 10% control persons have represented that the required reports will be filed on or before October 20, 2010.

Code of Ethics Policy
---------------------
We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance
--------------------
We have not yet adopted our corporate governance policies and procedures.  Corporate governance policies and procedures are being drafted and will be adopted upon completion.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, with respect to the individuals serving as our executive officers:

                                  Cash    Stock     Option    All Other
Name                 Year        Salary   Awards    Awards   Compensation     Total
                                    $        $         $           $            $
----                 ----        ------   ------    ------   ------------     -----
Michael J. Bovalino  2010        53,325     --        --           --       53,325(1)
Chief Executive      2009           n/a    n/a       n/a          n/a          n/a
Officer              2009           n/a    n/a       n/a          n/a          n/a

Eric J. Hoffman      2010        37,500     --        --           --       37,500(1)
Chief Financial      2009           n/a    n/a       n/a          n/a          n/a
Officer              2008           n/a    n/a       n/a          n/a          n/a

Jason M. Shapiro     2010        50,100     --        --           --       50,100(1)
Exec. Vice President 2009           n/a    n/a       n/a          n/a          n/a
                     2008           n/a    n/a       n/a          n/a          n/a

Glen R. Gamble       2010        96,000     --        --           --       96,000
Former Chairman and  2009        96,000     --        --           --       96,000
 President           2008        96,000     --        --           --       96,000

Robert A. Hildebrand 2010        96,000     --        --           --       96,000
Former Secretary and 2009        96,000     --        --      130,000(2)   226,000
 CFO                 2008        96,000     --        --       50,000(2)   146,000

(1)Mr. Bovalino, Mr. Hoffman and Mr. Shapiro' salaries were accrued and they have not received any cash payments.

(2)Mr. Hildebrand received a cash bonus of $130,000 for the year ended June 30, 2009 and a cash bonus of $50,000 for the year ended June 30, 2008.

Bovalino Employment Agreement.   Mr. Bovalino was hired as the chief
executive officer in April 2010. In connection with his employment, the registrant entered into a 30 month employment agreement on April 26, 2010. The employment agreement provides for an annual base salary of $300,000, payable as $175,000 in cash and $125,000 in stock awards. The agreement also provides for an annual incentive of 100% of his base salary. Upon termination by the registrant for Cause or Employee's voluntary termination without Good Reason, Employee will receive a) three (3) months of Base Salary if such termination occurred within one
(1) year of the signing of this Agreement or b) nine (9) months of Base Salary if such termination occurred over one (1) year from the signing of this Agreement. On September 13, 2010, the registrant amended the employment agreement with Mr. Bovalino. The amendment changed the allocation between cash and stock payments for base and bonus compensation, but had no impact on total compensation. Mr. Bovalino's cash based salary increased to $215,000 and stock based salary decreased to $85,000. The allocation of the annual incentive payment between cash and stock changed to $175,000 and $125,000, respectively.

Hoffman Employment Agreement. Mr. Hoffman was hired as the chief financial officer in May 2010. In connection with his employment, the registrant entered into a 24 month employment agreement on May 4, 2010. The employment agreement provides for an annual base salary of $225,000, payable as $125,000 in cash and $100,000 in stock awards. The agreement also provides for an annual incentive of 100% of his base salary payable in a ratio consistent with his base salary.

On September 13, 2010, the registrant amended the employment agreement with Mr. Hoffman. The amendments changed the allocation between cash and stock payments for base and bonus compensation, but had no impact on total compensation. Mr. Hoffman's cash based salary increased to $165,000 and stock based salary decreased to $60,000. The allocation of the annual incentive payment between cash and stock changed to $125,000 and $100,000, respectively.

Shapiro Employment Agreement. Mr. Shapiro was hired as the chief financial officer in December 29, 2009 to May 4, 2010. Upon the hiring of Eric Hoffman as chief financial officer, Mr. Shapiro's title and responsibilities changed to executive vice president of corporate Strategy. Pursuant to the employment agreement entered into by the registrant, Mr. Shapiro receives an annual compensation of $200,000 in cash and is eligible to receive a cash bonus of up to 200% of base salary, at the discretion of the board of directors.

Former officers and directors resignations. Glen R. Gamble resigned from the registrant effective August 18, 2010. In connection with his resignation and to ensure a smooth transition, the registrant agreed to pay Mr. Gamble $8,000 per month in connection with consulting services to be provided until such time the registrant no longer requires Mr. Gamble's services.

Robert Hildebrand resigned from the registrant effective August 18, 2010. In connection with his resignation and to ensure a smooth transition, the registrant agreed to pay Mr. Hildebrand $8,000 per month for consulting services to be provided until such time the registrant no longer requires Mr. Hildebrand's services.

Director Compensation
Independent directors receive an initial stock award of $50,000 for joining the registrant's board of directors. They shall also receive $100,000 a year in compensation that consists of $50,000 in stock awards and $50,000 in cash. Non-independent directors do not receive any compensation for serving on the board.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2010, with respect to 1) each person who is known by us who beneficially owns more than 5% of our common stock, 2) each director and named executive and 3) all of our directors and officer as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

                                                    Percentage of
                              Number & Class (1)     Outstanding
Name and Address                 of Shares          Common Shares
----------------              --------------        -------------
Michael J. Bovalino
448 West 37th Street, Suite 9G
New York, NY 10018                        0              0.00%

Eric J. Hoffman
448 West 37th Street, Suite 9G
New York, NY 10018                        0              0.00%

Jason Shapiro
448 West 37th Street, Suite 9G
New York, NY 10018                2,478,741             21.50%

Joseph E. Antonini
448 West 37th Street, Suite 9G
New York, NY 10018                   38,462              0.33%

Gary J. Giulietti
448 West 37th Street, Suite 9G
New York, NY 10018                   41,667              0.36%

All Directors & Officers
as a group (5 persons)            2,558,870             22.20%

Jake Shapiro
448 West 37th Street, Suite 9G
New York, NY 10018                2,478,741             21.50%

Steve Gropp
1803 North Stafford Street
Arlington, VA  22207              2,478,741             21.50%

June J. Masaki
59 Damonte Rancn Parkway
Suite B - 4296
Reno, NV 89521                      857,164              7.40%

Galileo Partners, LLC(1)
1063 Gayley Ave
Los Angeles, CA. 90024            1,000,000              8.70%

Nevada Irrevocable Trust(2)
3540 W. Sahara Ave.
Suite 153
Las Vegas, NV 89102                 857,164              7.40%

  (1)Galileo Partners, LLC is an investment firm. Steven S. Antebi, a non-affiliate, is the president and chief executive officer.
  (2)The trustee for the Nevada Irrevocable Trust is Mio L. Bonilla, a non-affiliate.

Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, beneficial ownership of a security consists of sole or shared voting power or investment power with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise.

Unless otherwise indicated, each holder above has sole voting or investment power with respect to all shares of common stock listed as beneficially owned by that holder.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Jason M. Shapiro, executive vice president and director, is a significant shareholder and the brother of Jake Shapiro, also a significant shareholder. Jason and Jake Shapiro each own 21.5% of the registrant's common stock. Jason M. Shapiro is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Iron Eagle Nevada entered into an agreement on November 15, 2009 with Belle Haven Partners, LLC to assist Iron Eagle Nevada with obtaining government contracts, business development planning, raising capital, and accessing the public markets. Jake Shapiro and Steve Gropp, who are both significant shareholders, provide services to Iron Eagle Nevada and Iron Eagle Delaware under the terms of the Belle Haven Agreement. This agreement was unanimously approved by all shareholders of Iron Eagle Group Nevada and all the independent directors of the registrant.

Iron Eagle Nevada agreed to pay Belle Haven $20,000 per month starting September 1, 2009, as well as to reimburse Belle Haven for all out-of-pocket expenses. The Belle Haven Agreement was assumed by Iron Eagle Delaware by unanimous approval of the Board of Directors of Iron Eagle Delaware. As of June 30, 2010, Iron Eagle Nevada had accrued $133,333 of out-of-pocket expenses and $140,000 of consulting expenses payable to Belle Haven and Iron Eagle Delaware had accrued $60,000 of consulting expenses to Belle Haven.

During the years ended June 30, 2009 and 2008, we paid affiliated companies $78,500 and $130,000, respectively, for consulting services. Glen Gamble, our former chairman and president, and Dutch Hildebrand, our former chief financial officer and secretary are executives with the affiliated companies. A portion of these amounts are included in the loss from discontinued operations.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees
----------
We incurred fees of $72,810 and $85,001 for fiscal year 2010 and 2009, respectively. Such fees include professional services from the audit of the financial statements included in this Form 10-K and for services that are normally provided by the principal accountant in connection with regulatory filings or engagements.

Tax Fees
--------
We did not incur any tax fees for tax compliance or other tax services from Kelly and Company in fiscal years 2010 and 2009.

All Other Fees
--------------
We did not incur any other fees from Kelly and Company during fiscal 2010 and 2009.

We intend to continue using Kelly and Company solely for audit and audit-related services, tax consultation and tax compliance services.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)  List of Financial statements included in Part II hereof

 Balance Sheets as of June 30, 2010 and 2009
 Statements of Operations For Each of the Years Ended
   June 30, 2010 and 2009 and the Period from April 1,
   2010 (Commencement of the Current Development Stage) to June 30, 2010
 Statements of Stockholders' Equity For the Years Ended
   June 30, 2010 and 2009
 Statements of Cash Flows For Each of the Years Ended
   June 30, 2010 and 2009 and the Period from April 1, 2010
  (Commencement of the Current Development Stage) to June
   30, 2010
 Notes to Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None

(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certifications
(32) 906 certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 2010

Iron Eagle Group, Inc.

/s/Eric J. Hoffman
------------------------------------
By: Eric J. Hoffman, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Michael J. Bovalino      Chief Executive Officer   October 13, 2010
------------------------
Michael J. Bovalino

/s/ Eric J. Hoffman         Chief Financial Officer    October 13, 2010
------------------------          Controller
Eric J. Hoffman


/s/ Jason M. Shapiro              Director             October 13, 2010
------------------------
Jason Shapiro

/s/ Gary J. Giulietti              Director            October 13, 2010
------------------------
Gary J. Giulietti

/s/ Joseph E. Antonini            Director             October 13, 2010
------------------------
Joseph E. Antonini