Form 10-Q
period 2010-09-30
Iron Eagle Group, Inc.
filed 2011-02-15
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2010
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

                      Commission File Number   0-22965

                         Iron Eagle Group, Inc.
                  (formerly Pinnacle Resources, Inc.)
        (Exact name of registrant as specified in its charter)

Delaware                                         27-1922514
---------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization            Identification Number)

  61 West 62nd Street, Suite 23F, New York, NY           10023
---------------------------------------------------------------
(Address of principal executive offices,               Zip Code)

                              (888) 481-4445
              ------------------------------------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [ ]   No [ ]

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

The number of outstanding shares of the registrant's common stock as of February 15, 2011 was 11,571,706.

                    IRON EAGLE GROUP, INC.
                         FORM 10-Q
                           INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets at September 30, 2010
          and December 31, 2009                                 4
         Consolidated Statements of Operations for the
         Three and Nine Months ended September 30, 2010
           and 2009 and Period from Inception (November 9,
           2009) through September 30, 2010                     5
         Consolidated Statements of Cash Flows for the
          Nine Months ended September 30, 2010 and 2009
          and Period from Inception (November 9, 2009)
          through September 30, 2010                            6
         Notes to Consolidated Financial Statements             7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       28
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                         31
Item 4.  Controls and Procedures                               31

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     33
Item 1A. Risk Factors                                          33
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         33
Item 3.  Defaults Upon Senior Securities                       34
Item 4.  (Removed and Reserved)                                34
Item 5.  Other Information                                     34
Item 6.  Exhibits                                              34

SIGNATURES                                                     35

                                 PART I
                    Item I - FINANCIAL STATEMENTS

                          IRON EAGLE GROUP, INC.
                    (A Development Stage Enterprise)
                       Consolidated Balance Sheets
                 September 30, 2010 and December 31, 2009

                                          September 30,   December 31,
                                              2010            2009
                                          ------------    -----------
                               ASSETS
Current Assets
  Cash                                    $      571       $        0
  Other Assets                                 6,000                0
  Prepaid Expenses                           704,896                0
                                          ----------       ----------
      Total Current Assets                   711,467                0
                                          ----------       ----------
Other Assets
  Note Receivable                                  0           10,000

Fixed Assets, Net of Accumulated
 Depreciation of $15,030 and $0                2,834                0
                                          ----------       ----------
      TOTAL ASSETS                         $ 714,301       $   10,000
                                          ==========       ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable - Related Parties      $  419,439       $  215,000
  Accounts Payable                            84,571           10,971
  Advances From Officer                      234,567                0
  Accrued Liabilities                        587,398           40,000
  Note Payable - Related Party                18,345           15,000
  Capital Lease                                  809                0
  Line of Credit                              50,000                0
                                          ----------       ----------
      Total Current Liabilities            1,395,129          280,971
                                          ----------       ----------
      TOTAL LIABILITIES                    1,395,129          280,971
                                          ==========       ==========
Stockholders' Equity
  Preferred Stock (0 and 0 shares issued
   and outstanding)                                0                0
  Common Stock (11,571,706 and 1,000
   shares issued and outstanding)                116                1
  Additional Paid in Capital                  79,851                0
  Accumulated Deficit                       (760,795)        (270,972)
                                           ---------        ---------
      Total Stockholders' Equity            (680,828)        (270,971)
                                           ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 714,301        $  10,000
                                           =========        =========

              The accompanying notes are an integral
                part of these financial statements.

                          IRON EAGLE GROUP, INC.
                    (A Development Stage Enterprise)
                   Consolidated Statements of Operations
                     For the Three and Nine Months Ended
               September 30, 2010 and Period from Inception
              (November 9, 2009) Through September 30, 2010

                                                                          Period
                                     Three Months    Nine Months      From Inception
                                         Ended          Ended       (November 9, 2009)
                                     September 30,  September 30,    through September
                                         2010           2010             30, 2010
                                     ------------   ------------     ----------------
REVENUES                             $       0      $       0            $       0

OPERATING EXPENSES
  Operating Expenses                    70,136         70,308               70,308
  Compensation Expense                 205,625        255,625              295,625
  Professional Fees                     70,209         70,209               86,181
  Professional Fees to Related Parties  32,100         92,100              307,100
                                     ---------      ---------            ---------
      TOTAL OPERATING EXPENSES         378,070        488,242              759,214
                                     ---------      ---------            ---------
NET OPERATING INCOME (LOSS)           (378,070)      (488,242)            (759,214)

OTHER INCOME (EXPENSE)                    (217)        (1,581)              (1,581)
                                     ---------      ---------            ---------
NET INCOME (LOSS) BEFORE
 INCOME TAXES                         (378,287)      (489,823)            (760,795)
   Provision for Income Taxes
   (Expense) Benefit                         0              0                    0
                                     ---------      ---------            ---------
NET INCOME (LOSS)                    $(378,287)      (489,823)           $(760,795)
                                     =========      =========            =========
Earnings per Share,
 basic and diluted                   $   (0.06)         (0.25)
                                     =========      =========
Weighted Average Shares Outstanding,
 basic and diluted                   5,962,636      1,995,518
                                     =========      =========

* As the Company's inception was November 9, 2009, there are no comparatives presented for the three and nine months ended September 30, 2009.

              The accompanying notes are an integral
                part of these financial statements.

                        IRON EAGLE GROUP, INC.
                  (a Development Stage Enterprise)
               Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2010
                  and Period From Inception (November 9, 2009)
                    through September 30, 2010

                                                                       Period
                                                   Nine Months      From Inception
                                                     Ended        (November 9, 2009)
                                                  September 30,    through September
                                                      2010             30, 2010
                                                  ------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                       $ (489,823)       $ (760,795)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Stock Issued for Services                          30,000            30,000
    (Increase) in Other Assets                         (6,000)           (6,000)
    (Increase) in Prepaid Expenses                   (704,896)         (704,896)
    Decrease in Note Receivable                        10,000                 0
    Increase in Accounts Payable - Related Party      204,439           419,439
    Increase in Accounts Payable                       73,600            84,571
    Increase in Advances from Officer                 234,567           234,567
    Increase in Note Payable - Related Party            3,345            18,345
    Increase in Capital Lease                             809               809
    Increase in Accrued Liabilities                   547,398           547,398
                                                   ----------        ----------
       Net Cash (Used) by Operating Activities        (96,561)          (96,562)

CASH FLOWS FROM INVESTING ACTIVITIES
      Net Fixed Assets Acquired in Reverse Merger      (2,834)           (2,834)

CASH FLOWS FROM FINANCING ACTIVITIES
  Line of Credit Assumed in Reverse Merger             50,000            50,000
  Recapitalization of Company                          49,967            49,967
  Contributed Capital                                      (1)                0
                                                   ----------        ----------
      Net Cash Provided by Financing Activities        99,966            99,967
                                                   ----------        ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 571               571

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            0                 0
                                                   ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $      571        $      571
                                                   ==========        ==========
SUPPLEMENTAL NON-CASH DISCLOSURES:
  Stock Issued for Services                        $   30,000        $   30,000
                                                   ==========        ==========

               The accompanying notes are an integral
                part of these financial statements.

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                          September 30, 2010

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:
-----------------------------------------------
Iron Eagle Group, Inc. (formerly Pinnacle Resources, Inc.) ("Iron Eagle" or the "Company") was incorporated under the laws of Wyoming in January 1995. In March 2010, the Company re-domiciled in Delaware and changed its name to Iron Eagle Group, Inc. The Company has discontinued all domestic mining and exploration activities. All foreign mining and exploration activities were discontinued as of April 2009.

Iron Eagle will provide construction and contracting services in both the commercial and government markets. Iron Eagle's management consists of business leaders in construction, government contracting, defense, finance, operations, and business development. Management has a strategic plan to capitalize on the $100 billion market opportunity in infrastructure construction created by the Federal government's stimulus package as in addition to the billions of federal funds that have been approved to be spent at the state level for projects throughout the United States. There can be no assurance that the Company will not encounter problems as it attempts to implement its business plan.

The Company is in the development stage and presents its financial statements in accordance with Accounting Standards Codification ("ASC") 915 "Development Stage Entities" (formerly Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises"). As of September 30, 2010, the Company had three full-time employees, owned minimal fixed assets and does not generate revenue. The Company is currently engaged in the identification and ongoing negotiations for the acquisition of construction related entities.

Iron Eagle entered into a share exchange agreement to acquire 100% of the outstanding common stock of Iron Eagle Group (a Nevada corporation) ("Iron Eagle Nevada"). On August 18, 2010, Iron Eagle issued 9,337,296 shares of common stock in exchange for a 100% equity interest in Iron Eagle Nevada. As a result of the share exchange, Iron Eagle Nevada became the wholly owned subsidiary of Iron Eagle. The shareholders of Iron Eagle Nevada owned a majority of the voting stock of Iron Eagle. Therefore, the transaction was regarded as a reverse merger whereby

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                           September 30, 2010

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Activities, History and Organization: (Continued)
-----------------------------------------------
Iron Eagle Nevada was considered to be the accounting acquirer as its shareholders retained control of Iron Eagle after the exchange, although Iron Eagle is the legal parent company. The share exchange was treated as a recapitalization of Iron Eagle. As such, Iron Eagle Nevada (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Iron Eagle had always been the reporting company and then on the share exchange date, reorganized its capital stock. At the time of the exchange transaction, Iron Eagle had assets of approximately $830,065 and equity of approximately $49,967 and Iron Eagle Nevada had assets of approximately $10,000 with a deficit of approximately $(382,707).

The exchange agreement has been treated as a recapitalization and not a business combination and therefore no proforma information is presented.

As a result of the recapitalization, the Company changed its fiscal year from June 30th to December 31st, to conform to the merged entity. Therefore, the information presented herein is for the Company's nine months ended September 30, 2010. The Company will file an Annual Report on Form 10-K for the full year ended December 31, 2010.

Unaudited Interim Financial Statements:
---------------------------------------
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission ("SEC") regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                          September 30, 2010

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Unaudited Interim Financial Statements: (Continued)
---------------------------------------
accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company's Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Significant Accounting Policies:
--------------------------------
The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                           September 30, 2010

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

FASB Accounting Standards Codification:
---------------------------------------
In June 2009, the Financial Accounting Standards Board ("FASB") issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles ("GAAP"). This new guidance created the FASB Accounting Standards Codification ("ASC")("the Codification"). The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification became effective for the Company as of September 15, 2009, the required date of adoption. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company's financial statements.

Basis of Presentation and Principles of Consolidation:
The Company prepares its financial statements on the accrual basis of accounting. The Company is consolidated with its wholly owned subsidiary, Iron Eagle Nevada, as of the date of August 18, 2010, the date of the reverse merger. All intercompany transactions have been eliminated.

Revenue Recognition:
--------------------
The Company recognizes revenue from the sale of products in accordance with ASC 605-15 "Revenue Recognition" (formerly Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104")).

Revenue will be recognized only when all of the following criteria have been met:

   -  Persuasive evidence of an arrangement exists;
   - Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
   -  The price is fixed and determinable; and
   -  Collectability is reasonably assured.

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                            September 30, 2010

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income Taxes:
-------------
The Company has adopted ASC 740-10 "Income Taxes" (formerly SFAS No. 109, "Accounting for Income Taxes"), which requires the use of the liability method in computation of income tax expense and the current and deferred income tax payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings per Share:
-------------------
Earnings per share (basic) is calculated by dividing the net income
(loss) by the weighted average number of common shares outstanding for the period covered.

The inclusion of the Company's warrants, which are considered common stock equivalents as of September 30, 2010, in the earnings (loss) per share computation has not been included because the results would be anti-dilutive under the treasury stock method, as the Company incurred a net loss in the periods presented.

Comprehensive Income (Loss):
----------------------------
ASC 220 "Comprehensive Income" (formerly SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130")), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the periods ended September 30, 2010 and December 31, 2009, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the year ended December 31, 2009.

Prepaid Expenses:
-----------------
Prepaid expenses are recognized for services that the Company has paid
in advance.   The value of the services to be rendered are amortized on
a straight line basis each month over the term of the contract service period.

Fixed Assets:
-------------
Fixed assets are recorded at historical cost. Equipment is depreciated on a straight-line basis over its estimated useful life (generally 5 to 7 years). Leasehold improvements are amortized over the shorter of the

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                           September 30, 2010

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

estimated useful life or lease term. Capital Leases are amortized of the life of the lease. Maintenance and repairs are expensed as incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If impairment is indicated, the carrying value of the asset is reduced to fair value.

Share Based Payments:
---------------------
The Company accounts for share based payments using a fair value based method whereby compensation cost is measured at the grant date based on the value of the services received and is recognized over the service period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued. In calculating this fair value, there are certain assumptions used such as the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Recent Accounting Pronouncements:
---------------------------------
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow. See Note 10 for a discussion of new accounting pronouncements.

Use of Estimates:
-----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                 From Inception through September 30, 2010

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Fair Value of Financial Instruments:
------------------------------------
In accordance with the reporting requirements of ASC 820 "Fair Value Measurement and Disclosure" (formerly SFAS No. 157, "Disclosures About Fair Value of Financial Instruments"), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. As of September 30, 2010 the Company did not have any financial instruments other than cash and cash equivalents.


NOTE 2 - PREPAID EXPENSES

The Company has entered into contracts for investor relations and consulting services to assist in the financing and purchasing of a construction related entity. All services were prepaid with Company shares and warrants that vested immediately. The value of the services to be rendered are amortized on a straight line basis each month over the terms of the contract service periods. The services remaining to be provided as of September 30, 2010 are reflected as a prepaid asset. Amortization for the periods ending September 30, 2010 and December 31, 2009 are $122,964 and $0, respectively.

NOTE 3 - FIXED ASSETS

Fixed assets at September 30, 2010 and December 31, 2009 consist of the following:
                                     September 30,       December 31,
                                        2010                2009
                                     ------------        -----------
Office Equipment and Capital Leases   $  14,655            $      0
Furniture                                 3,209                   0
                                      ---------            --------
      Subtotal                           17,864                   0
Accumulated Depreciation                (15,030)                  0
                                      ---------            --------
Total                                 $   2,834            $      0
                                      =========            ========

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                          September 30, 2010

NOTE 3 - FIXED ASSETS (Continued)

Fixed assets are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.
 Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to seven years.

In August 2008, Iron Eagle entered into a lease agreement for a copier for 39 months which is classified as a capital lease. Depreciation and amortization expense for the periods ended September 30, 2010 and December 31, 2009 was $2,345 and $0, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company entered into an agreement on November 15, 2009 with Belle Haven Partners, LLC ("Belle Haven") to assist Iron Eagle Nevada with business development planning, raising additional capital, and accessing the public markets. One of Belle Haven's principals is also on Iron Eagle's management team, and the entities have common ownership. Iron Eagle Nevada agreed to pay Belle Haven $20,000 per month starting September 1, 2009, as well as to reimburse them for all out-of-pocket expenses. As of September 30, 2010 and December 31, 2009, the Company had accrued $393,000 and $213,000, respectively in amounts due to Belle Haven.

On December 31, 2009, the Company entered in two note agreements with the Jason Shapiro, the Company's current Chief Executive Officer, for a total of $15,000. These notes, which bear a 10% interest rate, were originally due on June 30, 2010, and have been extended until June 30, 2011. The Company also owes its current Chief Executive Officer $216,667 at September 30, 2010 and $2,000 as of December 31, 2009 for operating expenses, which, in general include professional fees for audit, legal and investor relations.

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                           September 30, 2010

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

The Company also leases its New York, New York facility under a rental agreement that has a one year lease starting September 1, 2010 for $2,100 a month with Belle Haven Capital, LLC, a company of which Jason Shapiro (the Company's current CEO), is a principal.


NOTE 5 - ACCRUED COMPENSATION

The Company has entered into employment agreements with the Company's management team, as outlined in Note 9. As of September 30, 2010, no cash compensation has been paid, and the Company has accrued amounts pursuant to these agreements.


NOTE 6 - LINE OF CREDIT

The Company has a $50,000 line of credit with a major U.S. financial institution. The current balance is $50,000 plus accrued interest of $469 and carries an interest rate of 6.25%.


NOTE 7 - EQUITY

In December 2009, Iron Eagle Nevada issued 1,000 shares pursuant to the "Founder's Agreement" dated December 1, 2009. Three of the founders contributed intellectual capital in exchange for 81.639% of the shares. As no specific intangible assets were identified, the sales were valued at par. 18.36% of the shares were issued in change for 200,000 shares of The Saint James Company. The fair value of the shares obtained,
based upon level 3 fair value inputs was $0.   The shares are
restricted as to their transferability.

The Company entered into a share exchange agreement to acquire 100% of the outstanding common stock of Iron Eagle Group, (a Nevada corporation) ("Iron Eagle Nevada"). On August 18, 2010, Iron Eagle issued 9,337,296 shares of common stock in exchange for a 100% equity interest in Iron Eagle Nevada. As a result of the share exchange, Iron Eagle Nevada became the wholly owned subsidiary of Iron Eagle. As a result, the shareholders of Iron Eagle Nevada owned a majority of the voting stock of Iron Eagle. The transaction was regarded as a reverse

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                           September 30, 2010

NOTE 7 - EQUITY (Continued)

merger whereby Iron Eagle Nevada was considered to be the accounting acquirer as its shareholders retained control of Iron Eagle after the exchange, although Iron Eagle is the legal parent company. The share exchange was treated as a recapitalization of Iron Eagle. As such, Iron Eagle Nevada (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Iron Eagle had always been the reporting company and then on the share exchange date, reorganized its capital stock. At the time of the exchange transaction, Iron Eagle had assets of approximately $830,065 and equity of approximately $49,967 and Iron Eagle Nevada had assets of approximately $10,000 with a deficit of approximately $(382,707).

In March, 2010, the Company re-domiciled from Wyoming to Delaware.
Also at this time, the terms of its preferred shares was changed from $.01 to $.00001. It also changed its total authorized preferred shares from 2,000,000 to 20,000,000. No preferred shares are issued or outstanding as of September 30, 2010 and December 31, 2009, respectively.

Stock Issued for Services:
--------------------------
On May 1, 2010, the Company entered into a one year consulting agreement with an individual for investor relations services. In satisfaction of the agreement, the Company issued 200,000 shares of the
Company's common stock at a per share price of $1.20.   The portion of
services that have not been utilized are recorded as a prepaid expense as of September 30, 2010.

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

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                           September 30, 2010

Stock Issued for Services: (Continued)
--------------------------
On May 4, 2010, the Company entered into a one year consulting agreement with an investor relations firm. In satisfaction for the agreement, the Company issued 108,750 shares of the Company's common stock at a per share price of $1.20 and a 5 year warrant to purchase up to 108,750 shares with an exercise price of $0.033 per share. The shares issued vested immediately. The fair value of the warrant was $126,107. The Company has received three months of services under this agreement, and the remaining services are currently on hold pending the Company's decision to resume services. The portion of services that have not been utilized are recorded as a prepaid expense as of September 30, 2010.

On June 5, 2010, the Company entered into a three year consulting agreement with an individual to help the Company obtain financing and related services. The value of the services to be received is $400,000 a year. In satisfaction for the agreement, the Company issued 1,000,000 shares of the Company's common stock, resulting in a per share price of $.40. The portion of services that have not been utilized are recorded as a prepaid expense as of September 30, 2010.

In August 2010 the Board appointed Joseph Antonini as a Director and granted him 38,462 shares of stock, valued at $1.30 a share, which vested immediately.

In August 2010 the Company entered into a non-exclusive agreement with Aegis Capital Corp., an investment bank, to act as their underwriter with respect to a forthcoming public offering. In connection with this agreement the company issued 28,572 shares of stock, valued at $1.05 a share, which vested immediately.

Other than the plans mentioned under Subsequent Events (Note 13) and the compensation plans of Michael Bovalino and Eric Hoffman, there are no other stock option or other equity based compensation plans.

Warrants:
---------
As described above, on May 4, 2010, the Company entered into a one year consulting agreement with an investor relations firm. In satisfaction for the agreement, the Company issued 108,750 shares of the Company's common stock at a per share price of $1.20 and a 5 year warrant to purchase up to 108,750 shares with an exercise price of $1.32 per

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                            September 30, 2010

NOTE 7 - EQUITY (Continued)

share. The fair value of the warrant was $126,107. The fair value of the warrant was determined using the Black Scholes option pricing model with the following assumptions:

Risk free interest rate	              2.57%
Volatility	                           333%
Dividend	                             0
Weighted average expected life	 5 years

The following schedule summarizes the Company's warrant activity since inception through September 30, 2010:

                                                 Weighted     Weighted
                                                  Average      Average      Aggregate
                                                  Exercise    Remaining     Intrinsic
                                      Warrants     Price        Term          Value
                                      --------   ---------    ---------     ---------
Outstanding at November 9, 2009		0		0		 0	        0
Warrants granted during 2010           108,750      $1.32        $5.00          0
Warrants exercised                        0           0            0            0
Warrants expired                          0           0            0            0
Outstanding at September 30, 2010      108,750      $1.32         4.83          0

NOTE 8 - INCOME TAXES

The Company has adopted ASC 740-10 "Income Taxes" (formerly SFAS No. 109, "Accounting for Income Taxes"), which requires the use of the liability method in computation of income tax expense and the current and deferred income tax payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company's net deferred tax amounts as of September 30, 2010 and December 31, 2009, respectively are as follows:

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                           September 30, 2010

NOTE 8 - INCOME TAXES (Continued)

Deferred Tax Asset Related to:

                                        September 30,    December 31,
                                            2010             2009
                                        ------------     -----------
Prior Year                               $  67,743         $      0
   Tax Benefit for Current Year            116,672           67,743
                                         ---------         --------
Total Deferred Tax Asset                   184,415           67,743
   Less: Valuation Allowance              (184,415)         (67,743)
                                         ---------         --------
     Net Deferred Tax Asset              $       0         $      0
                                         =========         ========

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $728,589 at September 30, 2010, and will expire in the years 2029 and 2030.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2010 and December 31, 2009.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreements:
----------------------
On November 5, 2009, the Company entered into a three-year employment agreement with Jason Shapiro, the Company's current Chief Financial Officer, Acting Chief Executive Officer and Director on the Company's
Board.   The agreement provides a salary of $200,000 per year and
reasonable and customary terms related to vacation, holidays and travel. The agreement provides for a cash bonus of up to 200% of his base salary based upon reaching certain objectives of the Company and at the sole discretion of the board. The agreement may be terminated by the Company or employee with three months advance written notice. This employment agreement was amended with the amendment becoming effective January 1, 2011.

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                          September 30, 2010

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

On May 4, 2010, the Company hired Eric J. Hoffman as the Chief Financial Officer and entered into a 24 month employment agreement.
The employment agreement provided for an annual base salary of $225,000, payable as $125,000 in cash and $100,000 in stock awards.
The agreement also provides for an annual incentive of 100% of his base salary payable in a ratio consistent with his base salary. On September 13, 2010, the Company amended the employment agreement with Mr. Hoffman. The amendments changed the allocation between cash and stock payments for base and bonus compensation, but had no impact on total compensation. Mr. Hoffman's cash based salary increased to $165,000 and stock based salary decreased to $60,000. The allocation of the annual incentive payment between cash and stock changed to $125,000 and $100,000, respectively. On November 29, 2010, the Company accepted Mr. Hoffman's resignation.

On April 26, 2010, the Company hired Michael J. Bovalino as the Chief Executive Officer and entered into a 30 month employment agreement.
The employment agreement provides for an annual base salary of $300,000, payable as $175,000 in cash and $125,000 in stock awards.
The agreement also provides for an annual incentive of 100% of his base salary. Upon termination by the registrant for cause or employee's voluntary termination without good reason, Employee will receive a) three months of base salary if such termination occurred within one year of the signing of his employment agreement or b) nine months of base salary if such termination occurred over one year from the signing of his employment agreement. On September 13, 2010, the Company amended the employment agreement with Mr. Bovalino. The amendment changed the allocation between cash and stock payments for base and bonus compensation, but had no impact on total compensation. Mr. Bovalino's cash based salary increased to $215,000 and stock based salary decreased to $85,000. The allocation of the annual incentive payment between cash and stock changed to $175,000 and $125,000, respectively. On November 29, 2010, the Company accepted Mr. Bovalino's resignation.

Belle Haven Agreement:
----------------------
The Company entered into an agreement on November 15, 2009 with Belle Haven Partners, LLC ("Belle Haven") to assist Iron Eagle Nevada with business development planning, raising additional capital, and accessing the public markets. One of Belle Haven's principals is also on Iron Eagle's management team, and the entities have common

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                           September 30, 2010

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Belle Haven Agreement: (Continued)
----------------------
ownership. Iron Eagle Nevada agreed to pay Belle Haven $20,000 per month starting September 1, 2009, as well as to reimburse them for all out-of-pocket expenses.

Facilities Leases:
------------------
The Company leases office space and equipment under noncancelable operating leases with terms of three years. The Company occupies its Englewood, Colorado facility under a rental agreement that has a lease term that was to expire in December 2008. On October 1, 2008, the Company entered into an agreement to extend the lease term for an additional 36 months ending December 2011. The Company also leases its New York, New York facility under a rental agreement that has a one year lease starting September 1, 2010 for $2,100 a month with Belle Haven Capital, LLC, a company of which Jason Shapiro (CEO), is a principal. The following is a schedule by years of future minimum rentals under the leases for the years ending December 31:

Year                         		   Amount
----                                   ------
2010 (remainder of year)               $11,294
2011                                    37,039
2012                                     9,078
2013                                         0
2014 and beyond                              0
                                       -------
Total                         	   $57,411
                                       =======

At times, the Company has subleased space in its Colorado facility to two tenants. Sublease income for the three and nine month periods ended September 30, 2010 was $0, and $2,000, respectively. All sublease income is treated as a reduction in rent expense.

Loss Contingencies:
-------------------
Certain conditions may exist as of the date the combined financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                           September 30, 2010

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Loss Contingencies: (Continued)
-------------------
fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and as such, assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance:
-------------------------------------
On January 1, 2010, the Company adopted Accounting Standard Update ("ASU") 2009-16, "Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets." This ASU is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Company does not have a program to transfer financial assets; therefore, this ASU had no impact on the Company's consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2009-17, "Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises
Involved with Variable Interest Entities," which amended the

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                          September 30, 2010

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise's continuing
involvement with variable interest entities.   The Company does not
have variable interest entities; therefore, this ASU had no impact on the Company's consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements," which added disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and
input and valuation techniques.   The adoption of this guidance did not
have a material impact on the Company's consolidated financial statements or the related disclosures.

Accounting Guidance Issued But Not Adopted as of September 30, 2010
In October 2009, the FASB issued ASU 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force," which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which
is January 1, 2011 for the Company.   The Company is currently
evaluating the impact of adopting the guidance.

Management has reviewed these new standards and believes they had or will have no material impact on the financial statements of the Company.


NOTE 11 - FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through September 30, 2010 totaling $760,795 and recurring losses from operations. Because of this accumulated loss, the Company will require additional working capital to develop its business operations.

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                           September 30, 2010

NOTE 11 - FINANCIAL CONDITION AND GOING CONCERN (Continued)

The Company's success will depend on its ability to raise money through
debt and the sale of stock to meet its cash flow requirements.   The
ability to execute its strategic plan is contingent upon raising the necessary cash to 1) pursue and close acquisitions; 2) sustain limited
operations; and, 3) meet current obligations.   The current economy has
severely hampered the Company's ability to raise funds to close on identified acquisitions. The construction market continues to remain weak. The Company is uncertain what potential acquisitions will be available to us in the near future, or whether, if they are available, if they will be able to raise funds necessary to take advantage of these opportunities. Management believes that the efforts it has made to promote its business will continue for the foreseeable future. These conditions raise substantial doubt about Iron Eagle Group, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Iron Eagle Group, Inc. be unable to continue as a going concern.


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND LIABILITIES

The Company has adopted fair value guidance and utilized the market approach to measure fair value of financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                           September 30, 2010

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND LIABILITIES
(Continued)

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

As of September 30, 2010 the Company did not have any financial instruments other than cash and cash equivalents.


NOTE 13 - SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, "Subsequent Events", (formerly SFAS No. 165, "Subsequent Events," which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure through the date on which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.

In February 2010, the FASB issued Accounting Standards Update 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which amended ASC 855 and which requires issuers of financial statements to evaluate subsequent events through the date on which the financial statements are issued. FASB 2010-09 defines the term "SEC Filer" and eliminates the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. This change was made to alleviate potential conflicts between ASC 855-10 and the reporting requirements of the SEC. FASB 2010-09 is effective immediately, but is not expected to have a material effect on the Company's financial statements.

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed and the following items were noted:

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                           September 30, 2010

NOTE 13 - SUBSEQUENT EVENTS (Continued)

Acquisition:
------------
On January 21, 2011, Iron Eagle Group, Inc. entered into a purchase agreement, all of the members' interests in Sycamore Enterprises, LLC, through Bruce A. Bookbinder's membership interests (100%). Sycamore Enterprises, LLC is 100% holder of all of the membership interests of Delta Mechanical Contractors, LLC, a mechanical contractor ("Delta").

Delta is a regional subcontractor providing commercial and industrial installation of plumbing, heating, ventilation and air conditioning and fire protection services in the regions of Rhode Island, Southeastern Massachusetts and Eastern Connecticut.

The aggregate purchase price to be paid by Buyer for the purchased membership interests consists of (i) a $9,000,000 buyer note (secured by Delta) and (ii) future contingency payment(s), based on the Company's results for the years ended December 31, 2011, 2012, 2013 and 2014, not to exceed $250,000 per year or $1,000,000 in aggregate, and
(iii) a four year employment contract with the President and Chief Financial Officer of Delta.

The Company has agreed to secure its obligations to Mr. Bookbinder by pledging to Mr. Bookbinder and granting to Mr. Bookbinder a 100% security interest in the membership interest in Sycamore Enterprises LLC together with the other Collateral until the buyer note is repaid.

The Company filed a Form 8-K on February 4, 2011 with details of the acquisition. The Company will consolidate Delta and the combined results will be reflected in the Company's March 31, 2011 Form 10-Q.

Shares Issued for Services:
---------------------------
On January 21, 2011, the board of directors ratified its media relations agreement dated December 7, 2010 between the registrant and Market Update Network Corp. ("MUNC") Pursuant to the agreement, the Company granted MUNC 15,759 common shares valued at $0.95 per common share.

                          IRON EAGLE GROUP, INC.
                     (a Development Stage Enterprise)
               Notes to the Consolidated Financial Statements
                           September 30, 2010

NOTE 13 - SUBSEQUENT EVENTS (Continued)

Shares Issued for Services: (Continued)
---------------------------
On February 4, 2011, the registrant executed a consulting agreement with IPX Capital, LLC ("IPX"). Pursuant to the agreement, the Company granted IPX 125,000 common shares valued at $0.80 per common share.

New Officers and Directors:
---------------------------
On November 23, 2010, the Board of Directors appointed Joseph LoCurto to the Board of Directors, Jed Sabio as the Executive Vice President of Business Development, and Jason Shapiro, as Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). The Company also accepted the resignations of Michael Bovalino as the former CEO and Eric Hoffman as the former CFO.

Compensation Agreements:
------------------------
Effective as of January 1, 2011, the Board ratified compensation agreements for Joseph LoCurto, Jed Sabio, and Jason Shapiro.

No other reportable subsequent events were noted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presentation of our management's discussion and analysis should be read in conjunction with the financial statements and other financial information included elsewhere in this report.

Overview
The registrant will provide construction and contracting services in both the commercial and government markets. The registrant's management consists of business leaders in construction, government contracting, defense, finance, operations, and business development. Management has a strategic plan to capitalize on the $100 billion market opportunity in infrastructure construction created by the federal government's stimulus package as in addition to the billions of federal funds that have been approved to be spent at the state level for projects throughout the United States. There can be no assurance that the Company will not encounter problems as it attempts to implement its business plan.

The registrant entered into a share exchange agreement to acquire 100% of the outstanding common stock of Iron Eagle Group, a Nevada corporation. On August 18, 2010, the registrant issued 9,337,296 shares of common stock in exchange for a 100% equity interest in Iron Eagle Nevada. As a result of the share exchange, Iron Eagle Nevada became the wholly owned subsidiary of the registrant. The shareholders of Iron Eagle Nevada owned a majority of the voting stock of the registrant. Therefore, the transaction was regarded as a reverse merger whereby Iron Eagle Nevada was considered to be the accounting acquirer as its shareholders retained control of registrant after the exchange, although Iron Eagle is the legal parent company. The share exchange was treated as a recapitalization of the registrant. As such, Iron Eagle Nevada (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if registrant had always been the reporting company and then on the share exchange date, reorganized its capital stock. As a result of the recapitalization, the registrant changed its fiscal year from June 30th to December 31st, to conform to the merged entity.

Basis of Presentation of the Financial Statements
Our financial statements include those of the registrant and is consolidated with its wholly owned subsidiary, Iron Eagle Nevada, as of the date of August 18, 2010, the date of the reverse merger. All intercompany transactions have been eliminated.

Industry Outlook
The current economy may hamper our ability to obtain funds to close on future identified acquisitions. The construction market continues to remain weak, however, Management has a strategic plan to capitalize on the $100 billion market opportunity in infrastructure construction created by the federal government's stimulus package as in addition to the billions of federal funds that have been approved to be spent at the state level for projects throughout the United States. There can be no assurance that the registrant will not encounter problems as it
attempts to implement its business plan.   We are uncertain what
potential acquisitions will be available to us in the near future, or whether, if they are available, we will be able to obtain debt or equity financing necessary to take advantage of these opportunities.

Results of Operations

Three months ended September 30, 2010
-------------------------------------
Total operating expenses for the three months ended September 30, 2010 were $378,070.

Compensation and professional fees for the three months ended September 30, 2010 were $307,934. All compensation expense related to the Company's officers has been accrued and not paid as of September 30, 2010.

Our operating expenses for the three months ended September 30, 2010 was $70,136. This is due to financing, media relations, and travel expenses.

We generated no revenue and recorded no bad debt expense during the three months ended September 30, 2010.

Interest income was $0 during the three months ended September 30, 2010.

For the three months ended September 30, 2010, other expense was $217 due mostly to interest expense.

Income tax expense (benefit) during the three months ended September 30, 2010 was $0.

Net loss for the three months ended September 30, 2010 totaled
$378,287.


Nine month period ended September 30, 2010
------------------------------------------
Total operating expenses for the nine months ended September 30, 2010 were $488,242.

Compensation and professional fees for the nine months ended September 30, 2010 were $417,934. This is the result of the addition of new
management team.   All compensation expense related to the Company's
officers has been accrued and not paid as of September 30, 2010.

Our operating expenses were $70,308 for the nine months ended September 30, 2010. This is due to financing, media relations, and travel expenses.

We generated no revenue and recorded no bad debt expense during the nine months ended September 30, 2010.

For the nine months ended September 30, 2010, other expense was $1,581 due mostly to interest expense.

Income tax expense (benefit) during the nine months ended September 30, 2010 was $0.

Net loss for the nine months ended September 30, 2010 totaled $489,823.

Liquidity

September 30, 2010 compared to December 31, 2009
------------------------------------------------
During the nine months ended September 30, 2010, we relied on loans from management and key shareholders. Our cash position increased from $0 at December 31, 2009 to $571 at September 30, 2010, primarily due to cash used provided by our management and key shareholders.

During the nine months ended September 30, 2010, cash flows from investing activities were $(2,834) due to net fixed assets acquired in the reverse merger between the registrant and Iron Eagle Nevada.

During the nine months ended September 30, 2010, cash flows from financing activities were $99,966 due to the line of credit assumed in the reverse merger between the registrant and Iron Eagle Nevada and the recapitalization of the registrant during the time period.

We have no current sources of cash and we will not be able to continue in existence if further cash resources are not obtained.

Completed Agreement
-------------------
On January 8, 2010, the registrant agreed to the terms of a share exchange agreement with Iron Eagle Group, a Nevada corporation and its shareholders. The terms of this agreement were completed on August 18, 2010.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our history of operating losses, lack of liquidity in our common stock, our dependence on key personnel, the expression by our auditors of uncertainty as to our ability to continue as a going concern, and the fact that we face substantial competition. Those risks and certain other uncertainties are discussed in more detail in our June 2010 Annual Report on Form 10-K and our subsequent filings with the SEC. There may also be other factors, including those discussed elsewhere in this report that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4.  Controls and Procedures.

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be not effective as of September 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting companies


Item 2.   Unregistered Sale of Securities and Use of Proceeds

On August 18, 2010, the registrant issued 9,337,296 shares of common stock in exchange for a 100% equity interest in Iron Eagle Nevada.

Stock Issued for Services:
On May 1, 2010, the registrant entered into a one year consulting agreement with Gary Smolen for investor relations services. In satisfaction of the agreement, the registrant issued 200,000 shares of the registrant's common stock at a per share price of $1.20.

On May 4, 2010, the registrant entered into a consulting agreement with Dana Jones. In satisfaction for the agreement, the Company issued 5,000 shares of the registrant's common stock at a per share price of $1.20.

On May 4, 2010, the registrant entered into a director's agreement with Gary Giulietti to become a member of the registrant's board. In connection the agreement, the registrant issued 41,667 shares of the registrant's common stock at a per share price of $1.20.

On May 4, 2010, the registrant entered into a one year consulting agreement with CCG, an investor relations firm. In satisfaction for the agreement, the registrant issued 108,750 shares of the registrant's common stock at a per share price of $1.20 and a 5 year warrant to purchase up to 108,750 shares with an exercise price of $0.033 per share. The shares issued vested immediately. The fair value of the warrant was $126,107. The registrant has received three months of services under this agreement, and the remaining services are currently on hold pending the registrant's decision to resume services. The portion of services that have not been utilized are recorded as a prepaid expense as of September 30, 2010.

On June 5, 2010, the registrant entered into a three year consulting agreement with Steven Antebi to help the registrant obtain financing and related services. The value of the services to be received is $400,000 a year. In satisfaction for the agreement, the registrant issued 1,000,000 shares of the registrant's common stock, resulting in a per share price of $.40. The portion of services that have not been utilized are recorded as a prepaid expense as of September 30, 2010.

In August 2010, the board of director appointed Joseph Antonini as a director and granted him 38,462 shares of stock, valued at $1.30 a share, which vested immediately.

In August 2010, the registrant entered into a non-exclusive agreement with Aegis Capital Corp., an investment bank, to act as their underwriter with respect to a forthcoming public offering. In connection with this agreement the registrant issued 28,572 shares of stock, valued at $1.05 a share, which vested immediately.

In satisfaction for the agreement with Aegis Capital Corp., the registrant issued 108,750 common shares at a per share price of $1.20 and a 5 year warrant to purchase up to 108,750 shares with an exercise price of $1.32 per share.


Item 3.   Defaults Upon Senior Securities.
          None

Item 4.  (Removed and Reserved)

Item 5.   Other Information
          None

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

Dated:  February 15, 2011

Iron Eagle Group, Inc.

By  /s/Jason M. Shapiro
    ------------------------
    Chief Executive Officer
    Chief Financial Officer