Form 10-K
period 2010-12-31
Iron Eagle Group, Inc.
filed 2011-03-29
CIK 1043825

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
OR
[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF
1934
      From the transition period  ___________ to ____________.

                  Commission File Number 0-22965

                         IRON EAGLE GROUP, INC.
                  (formerly Pinnacle Resources, Inc.)
  (Exact name of small business issuer as specified in its charter)

         Delaware                                    27-1922514
 ------------------------------                    --------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   Identification No.)

        61 West 62nd Street, Suite 23F,  New York, NY 10023
        ---------------------------------------------------
            (Address of principal executive offices)

                           (800) 481-4445
                    (Issuer's telephone number)

          448 West 37th Street, Suite 9G, New York, NY  10018
          ---------------------------------------------------
         (Former name, former address and former fiscal year,
                     if changed since last report)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer  [ ]          Accelerated Filer          [ ]
Non-Accelerated Filer    [ ]          Smaller Reporting Company  [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes [ ] No [ X]

As of March 28, 2011, there were 11,750,485 shares of common stock of the issuer outstanding.

The aggregate market value of voting stock held by non-affiliates on March 28, 2011 was approximately $4,196,581.

 No documents are incorporated into the text by reference.

                           Iron Eagle Group, Inc.
                                  Form 10-K
                    For the Year Ended December 31, 2010
                              Table of Contents

                                  PART I

Item 1   Business                                               4
Item 1A  Risk Factors                                           9
Item 1B  Unresolved Staff Comments                              9
Item 2   Properties                                             9
Item 3   Legal Proceedings                                      9
Item 4  (Removed and Reserved)                                  9

                                  PART II

Item 5   Market for Company's Common Equity, Related
  Stockholder Matters, Issuer Purchases Of Equity Securities   10
Item 6   Selected Financial Data                               12
Item 7   Management's Discussion and Analysis of
  Financial Condition and Results of Operations                12
Item 7A  Quantitative and Qualitative Disclosures about
   Market Risk                                                 16
Item 8   Financial Statements and Supplementary Data           16
Item 9   Changes in and Disagreements with Accountants
  on Accounting and Financial Disclosures                      47
Item 9A  Controls and Procedures                               47
Item 9B  Other Information                                     48

                                  PART III

Item 10  Directors and Executive Officers and Corporate
Governance              						   49
Item 11  Executive Compensation                                52
Item 12  Security Ownership of Certain Beneficial
  Owners and Management and Related Stockholder Matters        55
Item 13  Certain Relationships and Related Transactions
  and Director Independence                                    56
Item 14  Principal Accounting Fees and Services                58

                                 PART IV

Item 15  Exhibits, Financial Statement Schedules               59

                               PART I

ITEM 1.  BUSINESS

General
-------
The registrant was incorporated pursuant the laws of Wyoming in January 1995 under the name of Pinnacle Resources, Inc. In March 2010, we re-domiciled in Delaware and changed our name to Iron Eagle Group, Inc. The registrant has discontinued all domestic mining and exploration activities. All foreign mining and exploration activities were discontinued as of April 2009.

The registrant entered into a share exchange agreement to acquire 100% of the outstanding common stock of Iron Eagle Group, a Nevada corporation. On August 18, 2010, the registrant issued 9,337,296 shares of common stock in exchange for a 100% equity interest in Iron Eagle Nevada. As a result of the share exchange, Iron Eagle Nevada became the wholly owned subsidiary of the registrant. The shareholders of Iron Eagle Nevada owned a majority of the voting stock of the registrant. Therefore, the transaction was regarded as a reverse merger whereby Iron Eagle Nevada was considered to be the accounting acquirer as its shareholders retained control of the registrant after the exchange, although the registrant is the legal parent company. The share exchange was treated as a recapitalization of the registrant. As such, Iron Eagle Nevada and its historical financial statements is the continuing entity for financial reporting purposes. The financial statements have been prepared as if the registrant had always been the reporting company and then on the share exchange date, reorganized its capital stock. At the time of the exchange transaction, the registrant had assets of approximately $830,065 and equity of approximately $49,967 and Iron Eagle Nevada had assets of approximately $10,000 with a deficit of approximately $382,707.

Operations
----------
The registrant provides construction and contracting services in both the infrastructure and government markets. The registrant's management consists of business leaders in construction, government contracting, defense, finance, operations, and business development. According to www.recovery.org, the purpose of the $787 billion federal recovery package is to jump-start the economy to create and save jobs and over $100 billion has been allocated to improve the nation's infrastructure. Management has a strategic plan to capitalize on the $100 billion market opportunity in infrastructure construction created by the Federal government's stimulus package as in addition to the billions of federal funds that have been approved to be spent at the state level for projects throughout the United States. There can be no assurance that the registrant will not encounter problems as it attempts to implement its business plan.

The registrant develops a comprehensive project budget using what it believes is a proven cost estimating system. Projects are divided into phases and line items indicating separate labor, equipment, material, subcontractor and overhead cost estimates. As a project progresses, the registrant's project managers are responsible for planning, scheduling and overseeing operations and reviewing project costs compared to the
estimates. These costs are tracked on a monthly basis.   The
registrant's costs have been and may in the future be impacted by lower than expected labor productivity and higher than expected material costs.

Since January 2010, the registrant has targeted construction companies that have track records of positive earnings and cash flow for acquisition and possible joint ventures. The registrant has analyzed over 500 construction companies, held discussions with hundreds of them to find the right acquisition target or joint venture partner. As discussed below, the registrant's first construction acquisition occurred in January 2011. The registrant is currently in preliminary acquisition discussions with several construction companies.

The current economy has severely hampered our ability to obtain funds to close on identified acquisitions. The construction market continues to remain weak. We are uncertain what potential acquisitions will be available to us in the near future, or whether, if they are available, we will be able to obtain debt or equity financing necessary to take advantage of these opportunities.

Aegis Capital Investment Banking Agreement
------------------------------------------
The registrant has retained Aegis Capital Corp., a middle market investment bank, to raise $25 million for acquisitions and working capital. The actual size of the common equity offering will depend on the needs of the registrant and economic and market conditions. There are many risks with the proposed offering and there is no guarantee to the timing or that it will be successful. The term of the engagement is one year starting on August 31, 2010. Aegis shall be compensated as follows: i) an underwriting discount of seven percent (7%) of the amount raised in the public offering and ii) warrants to purchase that aggregate number of shares as would be equal to four percent (4%) of the total number of shares sold pursuant to the public offering.

The registrant shall make best efforts to have the common shares approved for quotation on the AMEX or NASDAQ exchange by the closing of equity raise. Post-offering, the registrant shall maintain an active investor relations program and use a transfer agent that is mutually agreeable to Aegis and the registrant. A non-refundable engagement fee in the amount of sixty thousand dollars ($60,000) was paid at the signing of the agreement comprising of $30,000 in cash and $30,000 in public restricted equity of the registrant.

Delta Mechanical Contractors, LLC
---------------------------------
Subsequent to the registrant's December year end, on January 21, 2011, the registrant acquired all of the member interests in Sycamore
Enterprises, LLC from the sole member, Bruce A. Bookbinder. Sycamore Enterprises, LLC is 100% holder of all of the membership interests of Delta Mechanical, a mechanical contractor.

Delta Mechanical is a regional subcontractor providing commercial and industrial installation of plumbing, heating, ventilation and air conditioning and fire protection services in the regions of Rhode
Island, Southeastern Massachusetts and Eastern Connecticut.

The aggregate purchase price to be paid by the registrant for the purchased membership interests consists of

   (i) a $9,000,000 buyer note (secured by Delta Mechanical)

   (ii) future contingency payment(s), based on the registrant's results for the years ended December 31, 2011, 2012, 2013 and 2014, not to exceed $250,000 per year or $1,000,000 in aggregate, and

   (iii) a four year employment contract with the president and chief financial officer of Delta Mechanical.

The registrant secured its obligations to Mr. Bookbinder by pledging to Mr. Bookbinder and granting to Mr. Bookbinder a 100% security interest in the membership interest in Sycamore Enterprises LLC together with the other collateral until the buyer note is repaid.

     Market
Delta Mechanical competes for business primarily in the regions of Rhode Island, Southeastern Massachusetts and Eastern Connecticut. However, Delta Mechanical has performed work outside of that area in the past.

     Employees
As of March 28, 2011, Delta Mechanical had approximately 96 employees, consisting of approximately 27 full-time office and project support employees and approximately 69 field employees, who are union workers. The number of field union workers employed varies at any given time, depending on the number and types of ongoing projects and the scope of projects under contract. Delta Mechanical hires union labor for specific work assignments and can reduce the number of union workers hired at will with no penalty.

Delta Mechanical pays benefits to union employees through payments to trust funds established by the unions. Delta Mechanical's obligation is to pay a percentage of the wages of union workers to these trust funds. Delta Mechanical is not liable for under funding of these union plans. Delta Mechanical provides its full-time office employees, not subject to collective bargaining agreements, with medical insurance benefits and a discretionary matching 401(k) plan.

     Dependence Upon Customers
At any given time, a material portion of Delta Mechanical's contract revenue may be generated from a single customer through one large contract or various contracts. The registrant's customer base can vary each year based on the nature and scope of the projects undertaken in that year.

For the year ended December 31, 2010, the top five customers with Delta Mechanical were Gilbane Building Company, Dimeo Construction Company, HV Collins Company, Bacon Construction Company, and AF Lusi Construction Co.

     Competition
We believe that the construction services business is highly fragmented and our competition includes national, regional and local companies across the United States. Many of our competitors have greater financial and personnel resources. In view of its extremely limited resources, Delta Mechanical expects to continue to be at a significant competitive disadvantage compared to our competitors.

On public works projects, Delta Mechanical competes by submitting a sealed bid to the public entity. The project is typically awarded to the lowest responsible bidder. On private projects, Delta Mechanical and its competitors negotiate with the developer, or its construction manager, on the costs of the work required.

The mechanical contracting market is highly competitive. There are many larger regional and national companies with resources greater than those of the registrant. However, some of these large competitors are unfamiliar with the states in which the registrant operates. On private and institutional projects, Delta Mechanical believes it competes favorably with such companies because of the reputation of Delta Mechanical and the registrant's management team, and their knowledge of the local labor force and its ability to value engineer projects. There are also many smaller contractors and subcontractors who may also compete for work. The registrant believes there are barriers to entry for smaller competitors, including bonding requirements, and relationships with subcontractors, suppliers and unions. Some of Delta Mechanical's competitors include Arden Engineers and Constructors, Aero Mechanical, and NB Kenney and Company.

     Backlog
Delta Mechanical had a backlog of anticipated revenue from the uncompleted portions of awarded contracts totaling approximately $39,500,000 as of December 31, 2010, compared to approximately $42,400,000 as of December 31, 2009. The backlog as of February 28, 2011 was $33,500,000. Subsequent to February 28, 2011, Delta Mechanical has received letters of intent for an additional $9,000,000 of work. This includes the recently awarded VA Hospital Bldg #3, upgrading fire-protection services in several buildings at the University of Rhode Island.

A portion of the registrant's anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are awarded and performed in the same year. Delta Mechanical believes that approximately $4,700,000 of the existing backlog at December 31, 2010, is not reasonably expected to be completed during the 2011 fiscal year. The schedule for each project is different and subject to change due to circumstances outside the control of Delta Mechanical. Accordingly, it is not reasonable to assume that the performance of backlog will be evenly distributed throughout a year. Delta Mechanical believes that its backlog is firm, notwithstanding provisions contained in the contracts which allow customers to modify or cancel the contracts at any time, subject to certain conditions, including reimbursement of costs incurred in connection with the contracts and the possible payment
of cancellation fees.   Delta Mechanical is actively seeking new
contracts to add to its backlog.

     Surety Bonds
As is customary and required in the industry, the registrant is often requested to provide a surety bond. Delta Mechanical's ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon the registrant's net worth, working capital, the number and size of projects under construction and the surety's relationship with management. The larger the project and/or the number of projects under contract, the greater the requirements are for net worth and working capital. Delta Mechanical generally pays a fee to the bonding company of an amount approximately one percent of the amount of the contract to be performed.

Since inception, Delta Mechanical has neither been denied any request for payment or performance bonds, nor has a bonding company been required to make a payment on any bonds issued for the registrant.


Federal, State, and Local Regulations
-------------------------------------
The construction industry is subject to various governmental regulations from local, state and federal authorities, such as the Occupational Safety and Health Administration and environmental agencies. The registrant and its subsidiary are also governed by state and federal requirements regarding the handling and disposal of lead paint, but the financial impact of complying with such requirements cannot be predicted at this time because it varies from project to project. The registrant and its subsidiary must also comply with regulations as to the use and disposal of solvents and hazardous wastes which compliance is a normal part of its operations. The registrant and its subsidiary also works with duly licensed asbestos abatement companies.

Cyclical Nature of Business Activities
--------------------------------------
Our business is vulnerable to the cyclical nature of the markets in which our customers operate and is dependent upon the timing and funding of new contracts. Delta Mechanical's services are performed primarily under lump sum contracts. The duration of each project varies, however, completion typically occurs within one year.

Other Matters
-------------
The registrant does not own any patents or patent rights. The registrant's business is not subject to large seasonal variations. The registrant did not expend funds for research and development during 2010 and 2009 and anticipates no research and development expenses in 2011.

Available Information
---------------------
Our website is www.ironeaglegroup.com. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website. This Form 10-K is being posted our website concurrently with its filing with the Securities and Exchange Commission. We will continue to post our periodic reports on Form 10-Q and our current reports on Form 8-K and any amendments to those documents to our website as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission. Material contained on our website is not incorporated by reference into this Report on Form 10-K.


ITEM 1A.  RISK FACTORS

Not applicable for a small reporting company.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.


ITEM 2.  PROPERTIES

Our operations are conducted in leased properties. The following table lists the facilities:

                                Approximate   Monthly     Expiration
Location                        Square Feet     Rent         Date
 -----------------              -----------   --------  --------------
Corporate Headquarters                  800     $2,100  Month-to-month

  61 West 62nd Street
  Suite 23F
  New York, NY  10023

Additional Facilities:

  9600 E. Arapahoe Road               5,000     $3,000  December 20111
  Suite 260
  Englewood, CO  80112

Our corporate headquarters are located inside a facility leased by Belle Haven Capital, LLC, which is owned by Jason Shapiro, who is an officer, director, and significant shareholder of the registrant.

In general, our facilities are sufficient to meet our present needs.


ITEM 3.  LEGAL PROCEEDINGS

None


ITEM 4.  (REMOVED AND RESERVED)

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


a) Market Information. The registrant's common stock is listed on the OTCQB over-the-counter market under the symbol IEAG.OTCQB. As of March 28, 2011, there was a limited market for our common stock.

The following table sets forth the range of high and low bid quotations for our common stock for each quarter. The range has been revised to reflect the 40 for 1 reverse stock split that occurred on July 13, 2010. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

2010
----
Quarter Ended:                        High Bid     Low Bid
-------------                         --------     --------
   December 31, 2010                  $   1.05     $   0.30
   September 30, 2010                     7.20         0.30
   June 30, 2010                          9.60         0.80
   March 31, 2010                         3.20         0.40

2009
----
Quarter Ended:                        High Bid     Low Bid
-------------                         --------     --------
   December 31, 2009                  $   1.60     $   0.40
   September 30, 2009                     1.60         0.40
   June 30, 2009                          4.80         2.00
   March 31, 2009                         3.20         1.20


b) At March 28, 2011, there were approximately 161 holders of record of the registrant's common stock.

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

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

During the year ended December 31, 2010, the registrant issued common stock as follows:

On January 8, 2010, 9,337,296 common shares were issued to the former shareholders of Iron Eagle Group, Inc., a Nevada Corporation in connection with a business combination. These shares were held in escrow until August 18, 2010. In exchange, the Iron Eagle Nevada shareholders surrendered all of their issued and outstanding Iron Eagle Nevada one-class common stock.

On February 23, 2010, the registrant entered into a services agreement with a non-affiliated website development firm. In satisfaction for the agreement, the registrant agreed to issue 5,000 shares of the registrant's common stock at a share price of $1.20.

On May 1, 2010, the registrant entered into a services agreement with Gary Smolen for investor relations services. In satisfaction for the agreement, the registrant agreed to issue 200,000 shares of the registrant's common stock at a share price of $1.20.

On May 4, 2010, the registrant entered into a director's agreement with Gary Giulietti to become a member of the registrant's board. In connection with the agreement, the registrant issued 41,667 shares of the registrant's common stock at a share price of $1.20.

On May 4, 2010, the registrant entered into a one year consulting agreement with CCG, an investor relations firm. In satisfaction for the agreement, the registrant issued 108,750 shares of the registrant's common stock at a per share price of $1.20 and a 5 year warrant to purchase up to 108,750 shares with an exercise price of $0.033 per share. The shares issued vested immediately. The fair value of the warrant was $126,107. The registrant has received three months of services under this agreement, and the remaining services are currently on hold pending the registrant's decision to resume services. The portion of services that have not been utilized are recorded as a prepaid expense as of December 31, 2010.

On June 5, 2010, the registrant entered into a three year consulting agreement with Steven Antebi to help the registrant obtain financing and related services. The value of the services to be received is $400,000. In satisfaction for the agreement, the registrant issued 1,000,000 shares of the registrant's common stock, resulting in a per share price of $.40. The portion of services that have not been utilized are recorded as a prepaid expense as of December 31, 2010.

On July 16, 2010, the board of directors appointed Joseph Antonini as a director and granted him 38,462 shares of stock, valued at $1.30 a share, which vested immediately.

On August 31, 2010, the registrant entered into a non-exclusive agreement with Aegis Capital Corp., an investment bank, to act as their underwriter with respect to a forthcoming public offering. In connection with this agreement the registrant issued 28,572 shares of stock, valued at $1.05 a share, which vested immediately.

All of these issuances were made to sophisticated investors pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 5(b)  Use of Proceeds.

Not applicable.

ITEM 5(c)  Purchase of Equity Securities by the Issuer and Affiliated
Purchasers

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

Trends and Uncertainties
------------------------
The current global economic and financial crisis has severely hampered our ability to obtain additional funds with which to seek additional natural resources, construction contracts or other types of business opportunities. We are uncertain what potential business ventures will be available to us in the near future, or whether, if they are available, we will be able to obtain debt or equity financing necessary to take advantage of those opportunities.

Going Concern
-------------
The registrant has an accumulated deficit through December 31, 2010 totaling $1,216,092 and recurring losses and negative cash flows from operations. Because of these conditions, the registrant will require additional working capital to develop its business operations.

The registrant's success will depend on its ability to raise money through debt and the sale of stock to meet its cash flow requirements. The ability to execute its strategic plan is contingent upon raising the necessary cash to
   1) pursue and close acquisitions;
   2) sustain limited operations; and,
   3) meet current obligations.

The current economy has severely hampered the registrant's ability to raise funds to close on identified acquisitions. The construction market continues to remain weak. The registrant is uncertain what potential acquisitions will be available to us in the near future, or whether, if they are available, if they will be able to raise funds necessary to take advantage of these opportunities. Management believes that the efforts it has made to promote its business will continue for the foreseeable future. These conditions raise substantial doubt about the registrant's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the registrant be unable to continue as a going concern.

Results of Operations
---------------------
Year ended December 31, 2010

Total operating expenses for the year ended December 31, 2010 were $942,255.

Compensation and professional fees for the year ended December 31, 2010 were $823,836. This is the result of the addition of new management
team.   All compensation expense related to the registrant's officers has been accrued and not paid as of December 31, 2010.

Our general and administrative expenses were $118,419 for the year ended December 31, 2010. This is due to financing, media relations, and travel expenses.

We generated no revenue and recorded no bad debt expense during the year ended December 31, 2010.

For the year ended December 31, 2010, other expense was $2,865 due mostly to interest expense.

Income tax expense (benefit) during the year ended December 31, 2010 was $0.

Net loss for the year ended December 31, 2010 totaled $945,120.

For the period November 9, 2009 through December 31, 2009

Total operating expenses for the period November 9, 2009 (Inception) through December 31, 2009 were $270,972.

Compensation and professional fees for the period November 9, 2009 (Inception) through December 31, 2009 were $270,972. All compensation expense related to the Company's officers has been accrued and not paid as of December 31, 2009.

We generated no revenue and recorded no bad debt expense during the period November 9, 2009 (Inception) through December 31, 2009.

Other income (expense) was $0 during the period November 9, 2009
(Inception) through December 31, 2009.

Income tax expense (benefit) during the period November 9, 2009
(Inception) through December 31, 2009 was $0.

Net loss for the period November 9, 2009 through December 31, 2009 totaled $270,972.

Liquidity and Capital Resources
-------------------------------
For the year ended December 31, 2010, we relied on loans from management and key shareholders. Our cash position increased from $0 at December 31, 2009 to $976 at December 31, 2010, primarily due to cash used provided by our management and key shareholders.

For the year ended December 31, 2010, cash flows from operations activities were $(96,156) due to expenses related to compensation, legal, audit, and other general working purposes.

For the period November 9, 2009 (Inception) through December 31, 2009, cash flows from operations activities were $(96,157) due to expenses related to compensation, legal, audit, and other general working purposes.

For the year ended December 31, 2010, cash flows from investing activities were $(2,834) due to net fixed assets acquired in the reverse merger between the registrant and Iron Eagle Nevada.

For the period November 9, 2009 (Inception) through December 31, 2009, cash flows from investing activities were $(2,834) due to net fixed assets acquired in the reverse merger between the registrant and Iron Eagle Nevada.

For the year ended December 31, 2010, cash flows from financing activities were $99,966 due to the line of credit assumed in the reverse merger between the registrant and Iron Eagle Nevada and the recapitalization of the registrant during the time period.

For the period November 9, 2009 through December 31, 2010, cash flows from financing activities were $$99,967 due to the line of credit assumed in the reverse merger between the registrant and Iron Eagle Nevada and the recapitalization of the registrant during the time period.

We have no current sources of cash and we will not be able to continue in existence if further cash resources are not obtained.

Off-Balance Sheet Arrangements
------------------------------
The registrant has no off-balance sheet arrangements.

Critical Accounting Policies
----------------------------
The registrant's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the registrant's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The registrant's system of internal accounting control is designed to assure, among other items, that
1) recorded transactions are valid;
2) valid transactions are recorded; and
3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the registrant for the respective periods being presented.

Recent Pronouncements
---------------------
Recently Adopted Accounting Guidance
On January 1, 2010, the registrant adopted Accounting Standard Update2009-16, "Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets." This ASU is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The registrant does not have a program to transfer financial assets; therefore, this ASU had no impact on the registrant's consolidated financial statements.

On January 1, 2010, the registrant adopted ASU 2009-17, "Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities," which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise's continuing involvement with variable interest entities. The registrant does not have variable interest entities; therefore, this ASU had no impact on the registrant's consolidated financial statements.

On January 1, 2010, the registrant adopted ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements," which added disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input
and valuation techniques.   The adoption of this guidance did not have a
material impact on the registrant's consolidated financial statements or the related disclosures.

     Accounting Guidance Issued But Not Adopted as of December 31, 2010 In October 2009, the FASB issued ASU 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force," which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is
January 1, 2011 for the registrant.   The registrant is currently
evaluating the impact of adopting the guidance.

Management has reviewed these new standards and believes they had or will have no material impact on the financial statements of the registrant

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm    17
Consolidated Balance Sheets                                18
Consolidated Statements of Operations                      19
Consolidated Statement of Changes in Stockholders' Equity  20
Consolidated Statements of Cash Flows                      21
Notes to the Consolidated Financial Statements             23

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of Iron Eagle Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Iron Eagle Group, Inc. (a development stage enterprise) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2010, for the period from November 9, 2009 (Inception) through December 31, 2009 and for the period November 9, 2009 (Inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of Iron Eagle Group, Inc.'s internal control over financial reporting as of and for the years ended December 31, 2010 and 2009 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Eagle Group, Inc. as of December 31, 2010 and 2009 and the results of its operations and cash flows for the year ended December 31, 2010, for the period from November 9, 2009 (Inception) through December 31, 2009, and for the period November 9, 2009 (Inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Hall Group, CPAs
Dallas, Texas
March 17, 2011

                      IRON EAGLE GROUP, INC.
                 (A Development Stage Enterprise)
                    Consolidated Balance Sheets
             December 31, 2010 and December 31, 2009
             ---------------------------------------

                                       December 31,     December 31,
                                           2010             2009
                                       ------------     ------------
                   ASSETS
Current Assets
  Cash                                     $    976         $      -
  Other Assets                                6,000                -
  Prepaid Expenses                          611,563                -
                                           --------         --------
Total Current Assets                        618,539                -
Other Assets
  Note Receivable                                 -           10,000
Fixed Assets, Net of Accumulated
  Depreciation of $15,714 and $0              2,150                -
                                           --------         --------
TOTAL ASSETS                               $620,689         $ 10,000
                                           ========         ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable - Related Parties     $  479,439       $  215,000
  Accounts Payable                           78,409           10,971
  Advances From Officer                     289,758                -
  Accrued Liabilities                       795,936           40,000
  Note Payable - Related Party               18,773           15,000
  Capital Lease                               2,344                -
  Common Stock to be Issued                  42,155                -
  Line of Credit                             50,000                -
                                         ----------       ----------
Total Current Liabilities                 1,756,814          280,971
                                         ----------       ----------
TOTAL LIABILITIES                         1,756,814          280,971
Stockholders' Equity
  Preferred Stock ($.00001 par value,
    20,000,000 shares authorized, 0 and 0
    shares issued and outstanding)                -                -
  Common Stock ($.00001 par value,
    875,000,000 shares authorized,
    11,571,706 and 1,000 shares
    issued and outstanding)                     116                1
  Additional Paid-in Capital                 79,851                -
  Accumulated Deficit                    (1,216,092)        (270,972)
                                         ----------       ----------
Total Stockholders' Equity               (1,136,125)        (270,971)
                                         ----------       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $  620,689       $   10,000
                                         ==========       ==========

           See accompanying notes to financial statements.

                      IRON EAGLE GROUP, INC.
                 (A Development Stage Enterprise)
              Consolidated Statements of Operations
               For the Year Ended December 31, 2010,
            For the Period November 9, 2009 (Inception)
      through December 31, 2009 and Cumulative Since Inception

                                    Year       November 9, 2009     Cumulative
                                   Ended            through       Since Inception
                            December 31, 2010 December 31, 2009 (November 9, 2009)
                            ----------------- -----------------  ----------------
REVENUES                         $        -          $      -       $         -

OPERATING EXPENSES
  Shares Issued for Services         30,000                 -            30,000
  General and Administrative
    Expenses                        118,419                 -           118,419
  Compensation Expense              506,319            40,000           546,319
  Professional Fees                 129,117            15,972           145,089
  Professional Fees to
    Related Parties                 158,400           215,000           373,400
                                 ----------          --------       -----------
TOTAL OPERATING EXPENSES            942,255           270,972         1,213,227
                                 ----------          --------       -----------

NET OPERATING INCOME (LOSS)        (942,255)         (270,972)       (1,213,227)

OTHER INCOME (EXPENSE)               (2,865)                -            (2,865)
                                 ----------          --------       -----------

NET INCOME (LOSS) BEFORE
  INCOME TAXES                     (945,120)         (270,972)       (1,216,092)
  Provision for Income Taxes
    (Expense) Benefit                     -                 -                 -
                                 ----------          --------       -----------

NET INCOME (LOSS)                $ (945,120)         (270,972)      $(1,216,092)
                                 ==========          ========       ===========

  Earnings (Loss) per Share,
    basic and diluted            $    (0.22)         $(271.00)
                                 ==========          ========

Weighted Average Shares
 Outstanding, basic and
 diluted                         4,277,132             1,000
                                 =========             =====

           See accompanying notes to financial statements.

                        IRON EAGLE GROUP, INC.
                   (A Development Stage Enterprise)
        Consolidated Statement of Changes in Stockholders' Equity
 For the Period November 9, 2009 (Inception) Through December 31, 2010

                                                Additional
                                  Common Stock    Paid-In    Retained
                                 Shares   Amount  Capital    Earnings     Total
                              ----------    ----  -------   ---------  -----------
Balance at November 9, 2009            -    $  -  $     -   $       -  $         -

Capital Contribution on
  November 9, 2009                 1,000       1        -           -            1

Net Income (Loss)                      -       -        -    (270,972)    (270,972)
                             -----------    ----  ------- -----------  -----------

Balance at December 31, 2009       1,000    $  1        - $  (270,972) $  (270,971)
                             ===========    ====  ======= ===========  ===========

Share Exchange                    (1,000)     (1)       -           -           (1)

Recapitalization              11,543,134     115   49,852           -       49,967

Shares Issued for Services        28,572       1   29,999           -       30,000

Net Loss                               -       -        -    (945,120)    (945,120)
                             -----------    ----  ------- -----------  -----------

Balance at December 31, 2010 $11,571,706    $116  $79,851 $(1,216,092) $(1,136,125)
                             ===========    ====  ======= ===========  ===========

           See accompanying notes to financial statements.

                        IRON EAGLE GROUP, INC.
                 (A Development Stage Enterprise)
               Consolidated Statements of Cash Flows
               For the Year Ended December 31, 2010,
               For the Period November 9, 2009 through
           December 31, 2009 and Cumulative Since Inception

                                             Year       November 9,      Cumulative
                                             Ended     2009 through    Since Inception
                                          December 31,  December 31,     (November 9,
                                             2010          2009              2009
                                          -----------  ------------    ---------------
CASH FLOWS FROM OPERATINGS ACTIVITIES

  Net (Loss)                              $(945,120)     $(270,972)     $(1,216,092)
  Adjustments to reconcile
    net income to net cash
    provided by operating activities:
  Stock Issued for Services                  30,000              -           30,000
  Depreciation Expense                          684              -              684
  (Increase) in Other Assets                 (6,000)             -           (6,000)
  (Increase) in Prepaid Expenses           (611,563)             -         (611,563)
  (Increase) Decrease in Note Receivable     10,000        (10,000)               -
  Increase in Accounts Payable -
    Related Party                           264,439        215,000          479,439
  Increase in Accounts Payable               67,438         10,971           78,409
  Increase in Advances from Officer         289,758              -          289,758
  Increase in Note Payable -
   Related Party                              3,773         15,000           18,773
  Increase in Capital Lease                   2,344              -            2,344
  Increase in Stock to be Issued             42,155              -           42,155
  Increase in Accrued Liabilities           755,936         40,000          795,936
                                          ---------      ---------       ----------
Net Cash (Used) by Operating Activities     (96,156)            (1)         (96,157)

CASH FLOWS FROM INVESTING ACTIVITIES
  Net Fixed Assets Acquired in
    Reverse Merger                           (2,834)             -           (2,834)

CASH FLOWS FROM FINANCING ACTIVITIES
  Line of Credit Assumed in Reverse Merger   50,000              -           50,000
  Recapitalization of Company                49,967              -           49,967
  Contributed Capital                            (1)             1                -
                                          ---------      ---------       ----------
Net Cash Provided by
  Financing Activities                       99,966              1           99,967
                                          ---------      ---------       ----------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                          976              -              976
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                          -              -                -
                                          ---------      ---------       ----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                        $     976      $       -       $      976
                                          =========      =========       ==========





SUPPPLEMENTAL NON-CASH DISCLOSURES:
  Stock Issued
    for Services                          $  30,000      $              $    30,000
                                          =========      =========      ===========
  Cash Paid for
    Interest Expense                              -              -                -
                                          =========      =========      ===========
  Net Fixed Assets Acquired
    in Reverse Merger                         2,834              -            2,834
                                          =========      =========      ===========
  Line of Credit Assumed
    in Reverse Merger                        50,000              -           50,000
                                          =========      =========      ===========
  Recapitalization of
    Company                                  49,967              -           49,967
                                          =========      =========      ===========


           See accompanying notes to financial statements.

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

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

Iron Eagle provides construction and contracting services in both the commercial and government markets. Iron Eagle's management consists of business leaders in construction, government contracting, defense, finance, operations, and business development. Management has a strategic plan to capitalize on the $100 billion market opportunity in infrastructure construction created by the Federal government's stimulus package in addition to the billions of federal funds that have been approved to be spent at the state level for projects throughout the United States. There can be no assurance that the Company will not encounter problems as it attempts to implement its business plan.

The Company is in the development stage and presents its financial statements in accordance with Accounting Standards Codification ("ASC") 915 "Development Stage Entities" (formerly Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by
Development Stage Enterprises").   As of December 31, 2010, the Company
had three full-time employees, owned minimal fixed assets and did not generate revenue.

On January 21, 2011, Iron Eagle Group, Inc. acquired all of the members' interests in Sycamore Enterprises, LLC, through the Principal Owner's (Bruce A. Bookbinder) membership interests (100%). Sycamore Enterprises, LLC is 100% holder of all of the membership interests of Delta Mechanical Contractors, LLC, a mechanical contractor ("Delta"). The Company is currently engaged in the identification and ongoing negotiations for the acquisition of construction related entities.

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

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
(continued)9
As such, Iron Eagle Nevada (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Iron Eagle had always been the reporting company and then on the share exchange date, reorganized its capital stock. At the time of the exchange transaction, Iron Eagle had assets of approximately $830,065 and equity of approximately $49,967 and Iron Eagle Nevada had assets of approximately $10,000 with a deficit of approximately $382,707.

The exchange agreement has been treated as a recapitalization and not a business combination and therefore, no proforma information is presented.

Nature of Activities, History and Organization (Continued):

As a result of the recapitalization, the Company changed its fiscal year from June 30th to December 31st, to conform to the merged entity.

Significant Accounting Policies:

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

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

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

Significant Accounting Policies (Continued):

Income Taxes:

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

The inclusion of the Company's warrants, which are considered common stock equivalents as of December 31, 2010, in the earnings (loss) per share computation has not been included because the results would be anti-dilutive under the treasury stock method, as the Company incurred a net loss in the periods presented.

Comprehensive Income (Loss):

ASC 220 "Comprehensive Income" (formerly SFAS No. 130, "Reporting
Comprehensive Income" (SFAS No. 130")), establishes standards for reporting and display of comprehensive income and its components in a

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

full set of general-purpose financial statements. For the years ended December 31, 2010 and 2009, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the years ended December 31, 2010 and 2009.

Prepaid Expenses:

Prepaid expenses are recognized for services that the Company has paid
in advance.   The value of the services to be rendered are amortized on
a straight line basis each month over the term of the contract service period.

Fixed Assets:

Fixed assets are recorded at historical cost. Equipment is depreciated on a straight-line basis over its estimated useful life (generally 5 to 7 years). Leasehold improvements are amortized over the shorter of the estimated useful life or lease term. Capital Leases are amortized over the life of the lease. Maintenance and repairs are expensed as incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

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

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

Recent Accounting Pronouncements:

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

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820 "Fair Value Measurement and Disclosure" (formerly SFAS No. 157, "Disclosures About Fair Value of Financial Instruments"), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. As of December 31, 2010 and 2009 the Company did not have any financial instruments other than cash and cash equivalents.


NOTE 2 - PREPAID EXPENSES

The Company has entered into contracts for investor relations and consulting services to assist in the financing and purchasing of construction related entities. All services were prepaid with Company shares and warrants that vested immediately. The value of the services to be rendered are amortized on a straight line basis each month over the terms of the contract service periods. The services remaining to be provided as of December 31, 2010 are reflected as a prepaid expense.
The gross prepaid expense as of December 31, 2010 is $827,860. The net prepaid expense as of December 31, 2010 is $611,563, reflecting amortization for the year ended December 31, 2010 was $216,297. There were no amounts prepaid as of December 31, 2009.

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

NOTE 3 - FIXED ASSETS

Fixed assets at December 31, 2010 and 2009 consist of the following:

                                          December 31,   December 31,
                                               2010          2009
                                             -------       -------
Office Equipment and Capital Leases          $14,655       $     -
Furniture                                      3,209             -
                                             -------       -------
  Subtotal                                    17,864             -
Accumulated Depreciation                     (15,714)            -
                                             -------       -------
Total                                        $ 2,150       $     -
                                             =======       =======

Fixed assets are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to seven years.

In August 2008, Iron Eagle entered into a lease agreement for a copier for 39 months which is classified as a capital lease. Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $684 and $0, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company entered into an agreement on November 15, 2009 with Belle Haven Partners, LLC ("Belle Haven") to assist Iron Eagle Nevada with business development planning, raising additional capital, and accessing the public markets. One of Belle Haven's principals is also on Iron Eagle's management team, and the entities have common ownership. Iron Eagle Nevada agreed to pay Belle Haven $20,000 per month starting September 1, 2009, as well as to reimburse them for all out-of-pocket expenses. The Company also leases its New York, New York facility under a rental agreement that has a one-year lease starting September 1, 2010
for $2,100 a month with Belle Haven.   As of December 31, 2010 and 2009,
the Company had accrued $453,000 and $213,000, respectively in amounts due to Belle Haven.

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

On December 31, 2009, the Company entered in two note agreements with the Jason Shapiro, the Company's current Chief Executive Officer, for a total of $15,000. These notes, which bear a 10% interest rate, were originally due on June 30, 2010, and have been extended until June 30, 2011. The Company also owes its current Chief Executive Officer $271,259 as of December 31, 2010 and $2,000 as of December 31, 2009 for operating expenses, which, in general include professional fees for audit, legal and investor relations.


NOTE 5 - ACCRUED COMPENSATION

The Company has entered into employment agreements with the Company's management team, as outlined in Note 9. As of December 31, 2010, no cash compensation has been paid, and the Company has accrued amounts pursuant to these agreements.


NOTE 6 - LINE OF CREDIT

The Company has a $50,000 line of credit with a major U.S. financial institution. The current balance is $50,000 plus accrued interest of $469 and carries an interest rate of 6.25%.


NOTE 7 - EQUITY

In December 2009, Iron Eagle Nevada (pre-merger) issued 1,000 shares pursuant to the "Founder's Agreement" dated December 1, 2009. Three of the founders contributed intellectual capital in exchange for 81.639% of the shares. As no specific intangible assets were identified, the sales were valued at par. 18.36% of the shares were issued in change for 200,000 shares of The Saint James Company. The fair value of the shares obtained, based upon level 3 fair value inputs was $0. The shares are restricted as to their transferability.

The Company entered into a share exchange agreement to acquire 100% of the outstanding common stock of Iron Eagle Group, (a Nevada corporation) ("Iron Eagle Nevada"). On August 18, 2010, Iron Eagle issued 9,337,296 shares of common stock in exchange for a 100% equity interest in Iron Eagle Nevada. As a result of the share exchange, Iron Eagle Nevada became the wholly owned subsidiary of Iron Eagle. As a result, the shareholders of Iron Eagle Nevada owned a majority of the voting stock of Iron Eagle. The transaction was regarded as a reverse merger whereby Iron Eagle Nevada was considered to be the accounting acquirer as its shareholders retained control of Iron Eagle after the exchange, although Iron Eagle is the legal parent company. The share exchange was treated as a recapitalization of Iron Eagle. As such, Iron Eagle Nevada (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Iron Eagle had always been the reporting company and then on the share exchange date, reorganized its capital stock. At the time of the exchange transaction, Iron Eagle had assets of approximately

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

NOTE 7 - EQUITY (Continued)

$830,065 and equity of approximately $49,967 and Iron Eagle Nevada had assets of approximately $10,000 with a deficit of approximately
$382,707.

In March, 2010, the Company re-domiciled from Wyoming to Delaware. Also at this time, the par value of its preferred shares was changed from $.01 to $.00001. It also changed its total authorized preferred shares from 2,000,000 to 20,000,000. No preferred shares are issued or outstanding as of December 31, 2010 and 2009, respectively.

Stock Issued for Services:

On May 1, 2010, the Company entered into a one year consulting agreement with an individual for investor relations services. In satisfaction of the agreement, the Company issued 200,000 shares of the Company's common stock at a per share price of $1.20. The portion of services that have not been utilized are recorded as a prepaid expense as of December 31, 2010.

On May 4, 2010, the Company entered into a consulting agreement with a website development firm. In satisfaction for the agreement, the Company issued 5,000 shares of the Company's common stock at a per share price of $1.20.

On May 4, 2010, the Board appointed Gary Giulietti as a Director and granted him 41,667 shares of the Company's common stock at a per share price of $1.20, which vested immediately.

On May 4, 2010, the Company entered into a one year consulting agreement with an investor relations firm. In satisfaction for the agreement, the Company issued 108,750 shares of the Company's common stock at a per share price of $1.20 and a 5 year warrant to purchase up to 108,750 shares with an exercise price of $1.32 per share. The shares issued vested immediately. The fair value of the warrant was $124,703. The Company has received three months of services under this agreement, and the remaining services are currently on hold pending the Company's decision to resume services. The portion of services that have not been utilized are recorded as a prepaid expense as of December 31, 2010.

On June 5, 2010, the Company entered into a three year consulting agreement with an individual to help the Company obtain financing and related services. The value of the services to be received is $400,000 a year. In satisfaction for the agreement, the Company issued 1,000,000 shares of the Company's common stock, resulting in a per share price of $.40. The portion of services that have not been utilized are recorded as a prepaid expense as of December 31, 2010.

On July 16, 2010 the Board appointed Joseph Antonini as a Director and granted him 38,462 shares of stock, valued at $1.30 a share, which vested immediately.

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

NOTE 7- EQUITY (Continued)

On August 31, 2010 the Company entered into a non-exclusive agreement with Aegis Capital Corp., an investment bank, to act as their underwriter with respect to a forthcoming public offering. In connection with this agreement the company issued 28,572 shares of stock, valued at $1.05 a share, which vested immediately.

Other than the plans mentioned under Subsequent Events (Note 13) and the compensation plans of Michael Bovalino and Eric Hoffman, there are no
other stock option or other equity based compensation plans.   As of
December 31, 2010, the Company has accrued $42,155 in shares to be issued to Mr. Bovalino and Mr. Hoffman pursuant to these compensation agreements.

Warrants:

As described above, on May 4, 2010, the Company entered into a one year consulting agreement with an investor relations firm. In satisfaction of the agreement, the Company issued 108,750 shares of the Company's common stock at a per share price of $1.20 and a 5 year warrant to purchase up to 108,750 shares with an exercise price of $1.32 per share. The fair value of the warrant was $124,703. The fair value of the warrant was determined using the Black Scholes option pricing model with the following assumptions:

  Risk free interest rate                            2.57%
  Volatility                                          333%
  Dividend                                              0
  Weighted average expected life                  5 years

The following schedule summarizes the Company's warrant activity since inception through December 31, 2010:

                                      Weighted   Weighted
                                      Average     Average   Aggregate
                                      Exercise   Remaining  Intrinsic
                           Warrants    Price       Term       Value
                           -------     ------    --------    -------
Outstanding at
  November 9, 2009               0     $    0      $    0     $    0
Warrants granted
  during 2010              108,750       1.32        4.02          0
Warrants exercised               0          0           0          0
Warrants expired                 0          0           0          0
                           -------     ------      ------     ------
Outstanding at
  December 31, 2010        108,750     $ 1.32      $ 4.02     $    0
                           =======     ======      ======     ======

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company's net deferred tax amounts as of December 31, 2010 and 2009, respectively are as follows:

Deferred Tax Asset Related to:

                                          December 31,    December 31,
                                              2010            2009
                                           ---------        ---------
Prior Year                                 $  67,743)       $       0
  Tax Benefit for Current Year               236,280           67,743
Total Deferred                               304,023           67,743
                                           ---------        ---------
  Less: Valuation Allowance                 (304,023)         (67,743)
                                           ---------        ---------
    Net Deferred Tax Asset                 $       0        $       0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,216,092 at December 31, 2010, and will expire in the years 2029 and 2030.

The realization of deferred tax benefits is contingent upon future earnings and has been fully reserved at December 31, 2010 and 2009, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreements:

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

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

On May 4, 2010, the Company hired Eric J. Hoffman as the Chief Financial Officer and entered into a 24 month employment agreement. The employment agreement provided for an annual base salary of $225,000, payable as $125,000 in cash and $100,000 in stock awards. The agreement also provides for an annual incentive of 100% of his base salary payable in a ratio consistent with his base salary. On September 13, 2010, the Company amended the employment agreement with Mr. Hoffman. The amendments changed the allocation between cash and stock payments for base and bonus compensation, but had no impact on total compensation. Mr. Hoffman's cash based salary increased to $165,000 and stock based salary decreased to $60,000. The allocation of the annual incentive payment between cash and stock changed to $125,000 and $100,000, respectively. On November 23, 2010, the Company accepted Mr. Hoffman's resignation. The Company has accrued all compensation due to Mr. Hoffman. As of December 31, 2010, no cash payments have been made and no stock has been issued.

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

The amendment changed the allocation between cash and stock payments for base and bonus compensation, but had no impact on total compensation. Mr. Bovalino's cash based salary increased to $215,000 and stock based salary decreased to $85,000. The allocation of the annual incentive payment between cash and stock changed to $175,000 and $125,000,
respectively.   On November 23, 2010, the Company accepted Mr.
Bovalino's resignation. The Company has accrued all compensation due to Mr. Bovalino. As of December 31, 2010, no cash payments have been made and no stock has been issued.

Belle Haven Agreement:

The Company entered into an agreement on November 15, 2009 with Belle Haven Partners, LLC ("Belle Haven") to assist Iron Eagle Nevada with business development planning, raising additional capital, and accessing the public markets. One of Belle Haven's employees is also on Iron Eagle's management team, and the entities have common ownership. Iron Eagle Nevada agreed to pay Belle Haven $20,000 per month starting September 1, 2009, as well as to reimburse them for all out-of-pocket expenses.

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Facilities Leases:

The Company leases office space and equipment under noncancelable operating leases with terms of three years. The Company occupies its Englewood, Colorado facility under a rental agreement that has a lease term that was to expire in December 2008. On October 1, 2008, the Company entered into an agreement to extend the lease for an additional 36 months ending December 2011 at a rate of $2,885 a month. The Company also leases its New York, New York facility under a rental agreement that has a one year lease starting September 1, 2010 for $2,100 a month with Belle Haven Capital, LLC, a company of which Jason Shapiro (CEO), is a principal. The following is a schedule of future minimum rentals under the leases for the years ending December 31:

    Year                                         Amount
    ----                                        -------
    2011                                        $50,878
    2012                                              0
    2013                                              0
    2014 and beyond                                   0
                                                -------
    Total                                       $50,878

At times, the Company has subleased space in its Colorado facility to two tenants. Sublease income for the years ended December 31, 2010 and 2009 was $0, and $2,000, respectively. All sublease income is treated as a reduction in rent expense.

Loss Contingencies:

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and as such, assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

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

On January 1, 2010, the Company adopted ASU 2009-17, "Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities," which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise's continuing involvement
with variable interest entities.   The Company does not have variable
interest entities; therefore, this ASU had no impact on the Company's consolidated financial statements.

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

Accounting Guidance Issued But Not Adopted as of December 31, 2010:

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

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Management has reviewed these new standards and believes they had or will have no material impact on the financial statements of the Company.


NOTE 11 - FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through December 31, 2010 totaling $1,216,092 and recurring losses and negative cash flows from operations. Because of these conditions, the Company will require additional working capital to develop its business operations.

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

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

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

As of December 31, 2010, the Company's financial assets and liabilities are measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. There were no financial assets or liabilities as of December 31, 2009.

                                     Fair Value Measurement at
                                     December 31, 2010 Using:
                                 ------------------------------------
                                      Quoted
                                      Prices In
                                      Active
                                      Markets   Significant
                                      For       Other      Significant
                                      Identical Observable Unobservable
                             December Assets    Inputs     Inputs
                            (31, 2010)(Level 1)(Level 2)   (Level 3)
                             -------  ------   -------      -------
Assets:
Cash and Cash Equivalents    $   976   $976     $  -        $     -
                             -------   ----     ----        -------
                                 976    976        -              -
                             -------   ----     ----        -------
Liabilities:
  Capital Lease                2,344      -        -          2,344
  Line of Credit              50,000      -        -         50,000
                             -------   ----     ----        -------
                             $52,344   $  -     $  -        $52,344
                             =======   ====     ====        =======

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND LIABILITIES
(Continued)


                                     Fair Value Measurement at
                                     December 31, 2010 Using:
                                 ------------------------------------
                                      Quoted
                                      Prices In
                                      Active
                                      Markets   Significant
                                      For       Other      Significant
                                      Identical Observable Unobservable
                             December Assets    Inputs     Inputs
                            (31, 2010)(Level 1)(Level 2)   (Level 3)
                             -------  ------   -------      -------
Assets:
Cash and Cash Equivalents    $     -   $  -     $  -        $     -
                             -------   ----     ----        -------
                                   -      -        -              -
                             -------   ----     ----        -------

Liabilities:
  Capital Lease                    -      -        -              -
  Line of Credit                   -      -        -              -
                             -------   ----     ----        -------
                             $     -   $  -     $  -        $     -
                             =======   ====     ====        =======


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

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

NOTE 13 - SUBSEQUENT EVENTS (Continued)

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed and the following items were noted:

Acquisition:

On January 21, 2011, Iron Eagle Group, Inc. acquired all of the members' interests in Sycamore Enterprises, LLC, through Bruce A. Bookbinder's membership interests (100%). Sycamore Enterprises, LLC is 100% holder of all of the membership interests of Delta Mechanical Contractors, LLC, a mechanical contractor ("Delta").

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

The Company has agreed to secure its obligations to Mr. Bookbinder by pledging to Mr. Bookbinder and granting to Mr. Bookbinder a 100% security interest in the membership interest in Sycamore Enterprises, LLC together with the other Collateral until the buyer note is repaid.

The Company filed a Form 8-K on February 4, 2011 with details of the acquisition. The Company will consolidate Delta and the combined results will be reflected in the Company's March 31, 2011 Form 10-Q.

The following proforma information reflects the acquisition of Delta by Iron Eagle. The Unaudited Proforma Consolidated Balance Sheet as of December 31, 2010 and Unaudited Proforma Consolidated Income Statement for the year ended December 31, 2010 have been prepared to reflect the acquisition and the adjustments described in the accompanying notes. The historical financial statements for Iron Eagle are presented from audited financial statements as of and for the year ended December 31,
2010.    The historical unaudited financial statements for Delta are prepared as of and for the year ended December 31, 2010. The Unaudited Proforma Consolidated Balance Sheet is prepared as of the acquisition occurred on December 31, 2010.

  The Unaudited Proforma Consolidated Income Statement was prepared
assuming the acquisition occurred on January 1, 2010.   The proforma
financial information is unaudited and not necessarily indicative of the actual financial position of the Company as of December 31, 2010 or what

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

ITEM 13 - SUBSEQUENT EVENTS (Continued)

the actual results would have been assuming the acquisition had been consummated at the beginning of the periods presented, nor does it purport to represent the future financial position and results of operations for future periods.

                        IRON EAGLE GROUP, INC. FINANCIALS
                 Pro Forma Consolidated Balance Sheet
                          December 31, 2010
                              (Unaudited)

                                             December 31, 2010
                                      ---------------------------
                                                Delta
                            Iron Eagle(a)  Mechanical(b) Adjustments(c) Pro Forma
                             -------------   ------------- -------------- ---------
							   (Unaudited)
ASSETS
Current Assets
  Cash                          $      976     $ 2,168,186 $        -   $ 2,169,162
  Contracts Receivable, Net              -      15,571,073          -    15,571,073
  Costs and Estimated
    Earnings in Excess
    of Billings                          -         701,615          -       701,615
  Deposits                               -         133,950          -       133,950
  Other Prepaid Assets             611,563         330,379          -       941,942
  Other Assets                       6,000               -          -         6,000
                                ----------     ----------- ----------   -----------
Total Current Assets            $  618,539     $18,905,203          -   $19,523,742

Fixed Assets, Net of
  Accumulated Depreciation      $    2,150     $   303,067          -   $   305,217
Goodwill                                 -               -  4,615,841     4,615,841
Non-Compete                              -               -    300,000       300,000
                                ----------     ----------- ----------   -----------
TOTAL ASSETS                    $  620,689     $19,208,270 $4,915,841   $24,744,800
                                ==========     =========== ---=======   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable -
    Related Parties             $  479,439             $ 0          -      $479,439
  Accounts Payable                  78,409      10,051,160          -    10,129,569
  Advances From Officer            289,758               -          -       289,758
  Other Accrued Liabilities        795,936         233,708          -     1,029,644
  Note Payable - Related Party      18,773         750,000          -       768,773
  Billings in Excess of Costs
    and Estimated Earnings               -       2,646,431          -     2,646,431
  Current Maturities -
    Note Payable                         -           3,460          -         3,460




  Accrued Distribution -
    Taxes                                -         621,478          -       621,478
  Capital Lease                      2,344               -          -         2,344
  Seller's Note                          -               -  9,000,000     9,000,000
  Shares to be Issued               42,155               -          -        42,155
  Line of Credit                    50,000               -          -        50,000
                                ----------     ----------- ----------   -----------
Total Current Liabilities       $1,756,814     $14,306,237 $9,000,000   $25,063,051
                                ----------     ----------- ----------   -----------
Note Payable - Long Term,
  Less Current                           -           4,553          -         4,553
Earn-out                                 -               -    813,321       813,321
                                ----------     ----------- ----------   -----------
TOTAL LIABILITIES               $1,756,814     $14,310,790 $9,813,321   $25,880,925

Stockholders' Equity
  Preferred Stock (0 and 0
    shares issued and outstanding)       -               -          -             -
  Common Stock (11,571,706 and
    1,000 shares issued and
    outstanding)                       116               -          -           116
  Additional Paid in Capital        79,851               -          -        79,851
  Accumulated Deficit           (1,216,092)      4,897,480 (4,897,480)   (1,216,092)
                                ----------     ----------- ----------   -----------
Total Stockholders' Equity      (1,136,125)      4,897,480 (4,897,480)   (1,136,125)
                                ----------     ----------- ----------   -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY          $  620,689     $19,208,270  4,915,841   $24,744,800
                                ==========     =========== ==========   ===========
Consideration:
Seller's Note                                    9,000,000
Earnout - over 4 years                             813,321 Present Value of
                                               -----------  Earnout
Total Purchase Price                           $ 9,813,321

Allocation of Purchase Price
----------------------------
Equity of Delta Mechanical Contractors         $ 4,897,480
Non-compete                                        300,000
Customer Contracts                                       -
Goodwill                                         4,615,841
                                               -----------
Total Allocation                               $ 9,813,321

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

NOTE 13 - SUBSEQUENT EVENTS (Continued)

(a) Scheduled from Iron Eagle's audited consolidated balance sheet as of December 31, 2010

(b) Scheduled from Delta's unaudited balance sheet as of December 31,
2010

(c) Adjustments made to allocate the purchase price of Delta.   With the
acquisition of Delta, the Company received $18,905,203 in current assets and $303,067 of fixed assets, which were depreciated and approximated
fair value.    The Company assumed current liabilities of $14,306,237
and a $4,553 long term note payable.    The former Delta members have a
four year earn-out that has been recorded at the net present value of
the future cash flows.     Specifically identified intangibles include
$300,000 for non-compete agreements with the former owner and goodwill of $4,802,520.

                       IRON EAGLE GROUP, INC. FINANCIALS
             Pro Forma Consolidated Income Statement
              For the Year Ended December 31, 2010

                               Year Ended December 31, 2010
                               ----------------------------
                                     Delta
                    Iron Eagle(a) Mechanical(b) Adjustments Pro Forma
                         ---------  ----------- ---------  -----------

REVENUES                 $       -   $47,274,347      $  - $47,274,347

COST OF SALES                    -    41,848,069            41,848,069
                         ---------   ----------  --------  -----------

GROSS PROFIT                     -    5,426,278              5,426,278

OPERATING EXPENSES
  Shares Issued for
    Services                30,000            -         -       30,000
  Operating Expenses       118,419    1,247,499         -    1,365,918
  Compensation Expense     506,319    1,541,703         -    2,048,022
  Professional Fees        129,117      681,666         -      810,783
  Professional Fees to
    Related Parties        158,400            -         -      158,400
                         ---------   ----------  --------  -----------
TOTAL OPERATING EXPENSES   942,255    3,470,868         -    4,413,123
                         ---------   ----------  --------  -----------
NET OPERATING
  INCOME (LOSS)           (942,255)   1,955,410         -    1,013,155

OTHER INCOME (EXPENSE)      (2,865)     (85,771)        -      (88,636)
                         ---------   ----------  --------  -----------
NET INCOME (LOSS) BEFORE
  INCOME TAXES            (945,120)   1,869,639         -      924,519
  Provision for Income
    Taxes (Expense)
    Benefit                      -            -         -            -
                         ---------   ----------  --------  -----------
NET INCOME (LOSS)        $(945,120)  $1,869,639  $      -  $   924,519
                         =========   ==========  ========  ===========

EARNINGS PER SHARE
Earnings per Share,
  basic and diluted      $   (0.22)                        $      0.22
                         =========                         ===========
Weighted Average Shares
  Outstanding,
  basic and diluted      4,277,132                           4,277,132
                         =========                         ===========

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

NOTE 13 - SUBSEQUENT EVENTS (Continued)

(a) Scheduled from Iron Eagle's audited consolidated income statement for the year ended December 31, 2010

(b) Scheduled from Delta's unaudited income statement for the year December 31, 2010

Shares Issued for Services:

On January 21, 2011, the board of directors ratified its media relations agreement dated December 7, 2010 between the registrant and Market Update Network Corp. ("MUNC") Pursuant to the agreement, the Company granted MUNC 15,759 common shares valued at $0.95 per common share.

On February 4, 2011, the registrant executed a consulting agreement with IPX Capital, LLC ("IPX"). Pursuant to the agreement, the Company granted IPX 125,000 common shares valued at $0.80 per common share, which vested
immediately.    A success fee of $100,000 in cash will be due upon
raising up to $40,000,000, plus an additional 1% of any capital raised
in excess of $40,000,000.   An additional 125,000 shares will be earned
and vest upon the completion of raising the necessary capital to find the Company's first acquisition.

On March 1, 2011, the Company entered into an investor relations consulting agreement with Alliance Advisors, LLC. Pursuant to the 15 month agreement, the Company will issue 120,000 restricted shares over the term of the agreement, including 40,000 to be issued within the first 30 days of the agreement. In March 2011, the Company issued 40,000 shares of common stock, valued at $1.01 a share, which vested immediately. The agreement also provides for cash fees beginning on the
fourth month of service.    The fees range from $5,000 a month to $8,500
a month, with the escalations occurring upon closing of a financing transaction of $10 million or more and upon a successful listing on the American Stock Exchange of NASDAQ.

On March 1, 2011, the Company entered into a 12 month consulting agreement with Hayden IR to provide corporate investor and public relations services. Pursuant to the agreement, the Company will issue
75,000 shares of common stock within 30 days of engagement.   In March
2011, the Company issued the 75,000 shares, valued at $1.01 a share,
which vested immediately.   The agreement provides for no monthly cash
fee for the first six months of service. In months seven through twelve, assuming a funding event of $10 million or more occurs, the fees will be $7,000 per month. If the Company does not raise enough money to pay the fee, an additional 75,000 shares of restricted common stock will be issued to Hayden IR within 30 days following the sixth month of engagement.

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

NOTE 13 - SUBSEQUENT EVENTS (Continued)

On March 1, 2011, the Company entered into a consulting agreement with RJ Falkner & Company, Inc. ("Falkner") to prepare and distribute "Research Profile" reports to over 9,500 investment professionals on a recurring basis, follow-up with investment professionals and investors on a continuing basis, and respond to inquiries from brokers, money managers and investors. The Company will pay Falkner a monthly retainer fee of $5,000 payable in restricted shares of common stock, payable each month in advance, calculated on the average closing price of the Company's stock during the prior 20 market trading days, which was 7,693 shares at $1.30 a share for the first two months of service. In addition, the Company issued Falkner a three-year option to purchase 85,000 shares of the Company's common stock, at an exercise price that is equivalent to the last trade price of the Company's common stock on the date prior to the start date of the consulting agreement, which was $1.01 a share.

On March 1, 2011, the Company entered into a media production and placement services agreement with NewsUSA ("NUSA") to provide national media exposure for the Company. NUSA will provide the Company with $500,000 of media credit to be used in the placement of print and radio features obtained by NUSA on behalf of the Company. Pursuant to the agreement, the Company was to issue $125,000 of restricted common shares valued at the 30 day weighted average price as of the effective day of the agreement. In March 2011, pursuant to this agreement, the Company issued 96,154 shares of stock, valued at $1.30 a share, which vested immediately. For every release after the first media release, for each $25,000 of media credit utilized, the Company shall debit the guaranteed media credit by $22,500 and pay the remaining $2,500 in cash.

Debt Issuance

On March 8, 2011, the Company entered into a note agreement with Alliance Advisors for $7,500 as consideration for receipt of cash by the Company. This note has an interest rate of 12% and is due upon the earlier of June 8, 2011 or the registrant receiving at least $100,000 of funding.

                       IRON EAGLE GROUP, INC.
                  (A Development Stage Enterprise)
          Notes to the Consolidated Financial Statements
                  As of December 31, 2010 and 2009

NOTE 13 - SUBSEQUENT EVENTS (Continued)

On March 8, 2011, the Company entered into note agreements with 2 related parties (the Company's Chairman of the Board and the Company's Executive Vice President) for receipt of $60,000 cash for working capital purposes. These notes have similar terms and bear an interest rate of 10% and are due in full upon the earlier of the registrant receiving at least $75,000 of funding or 90 days of issuance with renewable 30 day periods, at the holder's sole discretion.

On March 17, 2011, the Company converted $250,000 of the "Advances from Officer" from the Company's CEO into a note agreement. The note bears an interest rate of 10% and is due December 15, 2011. Should the note not be repaid in it's entirely by December 15, 2011, it will be considered to be in default and the interest rate shall increase to 15%.

Purchase of Marketable Securities:

On March 15, 2011, the Company purchased 250,000 common shares of the registrant from Galileo Partners, LLC for $100. Galileo Partners is an investment firm where Steven Antebi, a non-affiliate, is the president and chief executive officer.

Compensation Agreements:

Effective as of January 1, 2011, the Board ratified compensation agreements for Joseph LoCurto, Jed Sabio, and Jason Shapiro.

No other reportable subsequent events were noted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2010. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be not effective as of December 31, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting
-----------------------------------------------------------------------
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and concluded that it was not effective.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting
------------------------------------------------------------------
Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2010. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations
------------------------
The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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

The following table sets forth, as of March 28, 2011, with respect to the individuals serving in the capacities indicated:

       Name                         Position                 Terms
 -----------------------    ----------------------------  -------------
Joseph M. LoCurto, age 63   Director and Chairman of the  November 2010
                            Board of Directors            to present

Jason M. Shapiro,  age 33   Chief Executive Officer,      November 2009
                            Chief Financial Officer,      to present
                            and Director

Jed M. Sabio,      age 50   Executive Vice President      November 2010
                            of Business Development       to present

Joseph E. Antonini,age 69   Director                      July 2010
                                                          to present

Gary J. Giulietti, age 59   Director                      May 2010
                                                          to present

Jason M. Shapiro
----------------
Mr. Shapiro was the chief executive officer and sole director of Iron Eagle Group, a Nevada corporation from its inception on November 9, 2009 to January 8, 2010 when it was acquired pursuant to the Share Exchange Agreement described herein. From 2007-2009, Mr. Shapiro was the vice president of Macquarie Capital Funds, a private equity group where he was responsible for asset management and investments. In the summer and fall of 2006, Mr. Shapiro was a legal intern for Honorable Rosemary Gambardella, a former Chief Judge on the United States Bankruptcy Court for the District of New Jersey. From 1999-2004, Mr. Shapiro was an associate director of UBS Investment Bank, a global healthcare investment banking firm.

Mr. Shapiro earned his MBA degree from the University of Pennsylvania's The Wharton School in 2009. Mr. Shapiro earned a JD degree from the Seton Hall University School of Law in 2007. Mr. Shapiro earned a MS degree in accountancy from Zicklin School of Business' Baruch College in

2006, where he graduated as valedictorian. Mr. Shapiro earned a BS degree in computer science from Rutgers College in 1998 where he graduated in three years and was the class valedictorian.

Mr. Shapiro has earned the following certifications:
   -  Certified Public Accountant
   -  Chartered Financial Analyst
   -  Certified Insolvency and Restructuring Advisor
   -  Certification in Distressed Business Valuation
   -  Certified Fraud Examiner
   -  Certified in Financial Forensics
   -  Project Management Professional
   -  Risk Management Professional
   -  Certified Lean Six Sigma Black Belt

Joseph M. LoCurto
-----------------
Mr. LoCurto draws upon his four decades of mergers and acquisition
leadership in the construction field.   Mr. LoCurto has served as a
founder, chief executive officer, chief operating officer and president of regional, national, and international construction management companies, ranging from $20 million to in excess of $1.8 billion in annual revenues. Prior to joining Iron Eagle, Mr. LoCurto was at WDF Inc. and its parent company Greenstar, Inc., which he joined in 2007 as president and chief operating officer of WDF and became chief executive officer and president of WDF and chief operating officer of Green star in 2009. Previously, Mr. LoCurto led divisions of the multinational construction giant Skanska where he was president and a member of the board of Slattery Skanksa, chief executive officer of Gottlieb Skanksa, and president/chief executive officer of Atlantic Skanksa until 2006. Prior to joining Skanska, Mr. LoCurto held various positions at Gottlieb Heavy Industries and NAB Construction.

His notable projects include City Water Tunnel Number 3, the Rehabilitation of Yankee Stadium, rehabilitation of FDR Drive, rehabilitation of the Brooklyn and Williamsburg Bridges, the 43 story Channel club on 86th and York Ave, rehabilitation of the Statue of Liberty, 500 MW Poletti Power Plant, Jacob Javits Convention Center, Newtown Creek WPCP, rehabilitation of Roosevelt Avenue subway station, the World Trade Center. His accomplishments in the areas of heavy public works include projects for the MTA's New York City Transit, the New York City Department of Environmental Protection, the New York City Department of Transportation, the Dormitory Authority of the State of New York, the New York City Department of Design and Construction, the New York City School Construction Authority, New York Power Authority, Con Edison, KeySpan, and the New York State and City Department of Transportation.

Mr. LoCurto has been an active member in the industry. He is past president of the Subcontractors Trade Association, a member of the American Society of Mechanical Engineers for over thirty years and a member of MOLES. Throughout his career, he has focused on employing safe practices, surrounding himself with qualified, knowledgeable people and creating profitable joint venture partnerships. Mr. LoCurto holds both electrical and mechanical engineering degrees.

Jed M. Sabio
------------
Mr. Sabio serves as executive vice president, business development for
the registrant.   Mr. Sabio is a financial professional with over 24
years of progressively responsible analytic and managerial positions. For the past 21 years, Mr. Sabio has worked for National Grid and its predecessor companies (KeySpan Energy Corporation and The Brooklyn Union Gas Company), the last two years as a full-time consultant. His most recent positions at National Grid included Director of Mergers and Acquisitions and Director of Finance. In his capacity as director of merger and acquisitions, he led project valuation, coordination of extensive due diligence on all proposed investments, mergers, acquisitions, divestitures, joint ventures, start-up ventures and other related investments of the corporation and its subsidiaries. Mr. Sabio has negotiated deal structure and remuneration, and he has provided financial counsel through deal completion. As National Grid exited the energy services sector, Mr. Sabio was charged with de-consolidating and divesting of the nearly thirty companies that comprised the business unit. Mr. Sabio earned an MBA in finance from St. John's University in 1988 and a BA in Psychology from Queens College in 1985.

Joseph E. Antonini
------------------
Mr. Antonini is the former Chairman, President and CEO of Kmart Corporation. At Kmart, Mr. Antonini began as a management trainee, at the then S.S. Kresge Company in 1964 and worked his way up to Chairman of the Board of Directors of the giant retail chain in 1987. He is credited with leading Kmart into a new era by launching store renewal programs of unparalleled scope in retail history. They included expansion of the retailer's specialty store concepts, along with introduction of the Kmart Super Center, both contributors to setting new sales and profit records. Mr. Antonini worked with Kmart until 1995. From 1995 to present, Mr. Antonini has been the chairman of the board of directors of AWG Ltd., a producer and seller of wine.

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

Gary J. Giulietti
-----------------
Since 2000, Mr. Giulietti has been president of the northeast operations and a member of the executive committee of Lockton Companies, LLC, an independently owned commercial insurance brokerage firm. From 1980 to 2000, Mr. Giulietti was vice chairman, worldwide construction for Willis, a construction/surety broker, where he oversaw and managed a worldwide construction insurance practice consisting of domestic offices and 140 international offices. He also assisted in large and mid-cap construction companies in providing their insurance needs as they took their businesses public. Mr. Giulietti earned a Bachelor of Arts degree in Business and Political Science from St. Michael's College in 1973.

Non-Qualified and Incentive Stock Option Plans
----------------------------------------------
The registrant does not currently have any stock option plans.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
To the registrant's knowledge, based solely on a review of the copies of these reports furnished to it, our officers, directors and 10% control persons have not yet complied with applicable Section 16(a) filing requirements during the year ended December 31, 2010. The officers, directors and 10% control persons have represented that the required reports will be filed on or before April 15, 2011.

Code of Ethics Policy
---------------------
We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance
---------------------
We have not yet adopted our corporate governance policies and procedures. Corporate governance policies and procedures are being drafted and will be adopted upon completion.


ITEM 11. EXECUTIVE COMPENSATION

The following sets forth, for the last three years, with respect to the individuals serving as our executive officers:

                                        Stock  Option  All Other
Name                     Year  Salary   Awards Awards Compensation      Total
----------------------   ---- -------- -------   ---    ---------   ------------
Joseph M. LoCurto (1)    2010      n/a     n/a   n/a       n/a           n/a
 Chairman                2009      n/a     n/a   n/a       n/a           n/a
                         2008      n/a     n/a   n/a       n/a           n/a

Jason M. Shapiro         2010 $200,000       -     -         -      $200,000 (2)
Chief Executive Officer, 2009   40,000                                40,000 (2)
Chief Financial Officer  2008      n/a     n/a   n/a       n/a           n/a




Jed M. Sabio (1)         2010      n/a     n/a   n/a       n/a           n/a
Executive Vice President 2009      n/a     n/a   n/a       n/a           n/a
of Business Development  2008      n/a     n/a   n/a       n/a           n/a

Michael J. Bovalino      2010 $119,134 $47,099     -         -      $166,233 (2)
Chief Executive Officer  2009      n/a     n/a   n/a       n/a           n/a
(Former)                 2008      n/a     n/a   n/a       n/a           n/a

Eric J. Hoffman          2010  $87,812 $31,932     -         -      $119,743 (2)
Chief Financial Officer  2009      n/a     n/a   n/a       n/a           n/a
(Former)                 2008      n/a     n/a   n/a       n/a           n/a

Glen R. Gamble           2010  $96,000       -     -         -      $ 96,000
Chairman & President     2009   96,000       -     -         -        96,000
(Former)                 2008   96,000       -     -         -        96,000

Robert A. Hildebrand     2010  $96,000       -     -         -      $ 96,000
Secretary & Chief        2009   96,000       -     -    70,000 (3)   166,000
Financial Officer        2008   96,000       -     -    65,000 (3)   161,000
(Former)

(1) Mr. LoCurto and Mr. Sabio's compensation agreements started on January 1, 2011.
(2) Mr. Bovalino, Mr. Hoffman and Mr. Shapiro' salaries and common stock issuances were accrued and they have not received any cash or stock payments.
(3) Mr. Hildebrand received a cash bonus of $70,000 for the year ended December 31, 2009 and a cash bonus of $65,000 for the year ended December 31, 2008.

Shapiro Employment Agreement
----------------------------
Mr. Shapiro was hired as the registrant's chief financial officer in December 29, 2009 to May 4, 2010. Upon the hiring of Eric Hoffman as chief financial officer, Mr. Shapiro's title and responsibilities changed to Executive Vice President of Corporate Strategy. Pursuant to the employment agreement entered into by the registrant, Mr. Shapiro receives an annual compensation of $200,000 in cash and is eligible to receive a cash bonus of up to 200% of base salary, at the discretion of the board of directors.

On November 29, 2010, the board of directors appointed Jason M. Shapiro, secretary and director, as chief executive officer and chief financial officer. As of that date, Mr. Shapiro no longer served as executive vice president of corporate strategy. Effective January 1, 2011, the registrant entered into an employment agreement with Mr. Shapiro. The term of the employment agreement is four years with an automatic renewal on an annual basis thereafter. The employment agreement provides for an initial annual base salary of $225,000 in cash and 75,000 shares per year. The agreement also provides for an annual incentive of 100% of his base salary payable.

Sabio Employment Agreement
--------------------------
Mr. Sabio was hired as executive vice president of business development in November 2010. Effective January 1, 2011, the registrant entered into an employment agreement with Mr. Sabio. The term of the employment agreement is four years with an automatic renewal on an annual basis thereafter. The employment agreement provides for an initial annual base salary of $200,000 in cash and 50,000 shares in the registrant as well as a signing bonus of $71,000 in cash and 71,000 shares in the registrant. The agreement also provides for an initial annual incentive of $50,000 in cash and 75,000 shares in the registrant. Mr. Sabio's compensation, signing bonus, and other benefits will accrue until the registrant raises the necessary capital to fund its first acquisition or acquisitions and the raise is at least $10,000,000.

LoCurto Consulting Agreement
----------------------------
Mr. LoCurto was appointed as the chairman of the board of directors in November 2010. Effective January 1, 2011, the registrant entered into a consulting agreement with Mr. LoCurto. The term of the consulting agreement is four years with an automatic renewal on an annual basis thereafter. The consulting agreement provides for an initial annual base fee of $250,000 in cash and 100,000 shares in the registrant as well as a signing bonus of $130,000 in cash and 130,000 shares in the registrant. The agreement also provides for an annual incentive of 100% of his base salary payable. Mr. LoCurto's fee, signing bonus, and other benefits will accrue until the registrant raises the necessary capital to fund its first acquisition or acquisitions and the raise is at least $10,000,000.

Former Officers and Directors Resignations
------------------------------------------
Michael Bovalino was hired as the registrant's chief executive officer in April 26, 2010 and resigned from the registrant effective November 23, 2010. Mr. Bovalino has earned a total of compensation of $166,233 comprising $119,134 in cash and $47,099 in equity. Mr. Bovalino's salaries and common stock issuances were accrued and he has not received any cash or stock payments.

Eric Hoffman was hired as the registrant's chief financial officer in May 4, 2010 and resigned from the registrant effective November 23, 2010. Mr. Hoffman has earned a total of compensation of $119,743 comprising $87,812 in cash and $31,932 in equity. Mr. Hoffman's salaries and common stock issuances were accrued and he has not received any cash or stock payments.

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

Director Compensation
---------------------
The following table sets forth, for the last three years, with respect to the individuals serving as our independent directors(1):

                               Stock  Option  All Other
  Name           Year Cash(2)  Awards Awards Compensation   Total
--------------   ---- ------- -------  -----    -------   --------
Joseph Antonini   2010 $23,014 $73,014      -          -   $ 96,027
Director         2009     n/a     n/a    n/a        n/a        n/a
                 2008     n/a     n/a    n/a        n/a        n/a

Gary Giulietti   2010 $33,014 $83,014      -          -   $116,027
Director         2009     n/a     n/a    n/a        n/a        n/a
                 2008     n/a     n/a    n/a        n/a        n/a

(1) Independent directors receive an initial stock award of $50,000 for joining the registrant's board of directors. They shall also receive $100,000 a year in compensation that consists of $50,000 in stock awards and $50,000 in cash. Non-independent directors do not receive any compensation for serving on the board.
(2) The cash portion of the board compensation is currently being accrued.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 21, 2011, with respect to 1) each person who is known by us who beneficially owns more than 5% of our common stock, 2) each director and named executive and 3) all of our directors and officer as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

                                                       Percentage of
                                 Number & Class (1)     Outstanding
Name and Address                    of Shares          Common Shares
----------------                 -----------------     -------------

Jason M. Shapiro
61 West 62nd Street, Suite 23F
New York, NY 10023                       2,478,741             21.09%

Joseph M. LoCurto
61 West 62nd Street, Suite 23F
New York, NY 10023                         250,000              2.13%

Jed M. Sabio
61 West 62nd Street, Suite 23F
New York, NY 10023                         250,000              2.13%

Joseph E. Antonini(1)
61 West 62nd Street, Suite 23F
New York, NY 10023                          75,665              0.64%

Gary J. Giulietti
61 West 62nd Street, Suite 23F
New York, NY 10023                          89,396              0.76%

All Directors & Officers
as a group (6 persons)                   3,143,802             26.75%

Other 5% shareholders

Jake A. Shapiro
61 West 62nd Street, Suite 23F
New York, NY 10023                       2,415,468             20.56%

Steve Gropp
1803 North Stafford Street
Arlington, VA  22207                     2,478,741             21.09%

Gary E. Smolen
104 Pleasant Street
Meredith, NH 03253                       1,057,164              9.00%

Nevada Irrevocable Trust(2)
3540 W. Sahara Ave.
Suite 153
Las Vegas, NV 89102                        857,164              7.29%

(1) This consists of 38,462 shares in the name of Joseph E. Antonini and 24,225 shares in the name of JEA Energy LLC, a company solely owned by Joseph E. Antonini.

(2) The trustee for the Nevada Irrevocable Trust is Mio L. Bonilla, a non-affiliate.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Jason M. Shapiro, chief executive officer, chief financial officer, and director, is a significant shareholder and the brother of Jake Shapiro, also a significant shareholder. As of March 28, 2011, Jason Shapiro owns 21.09% of the registrant's common stock and Jake Shapiro owns
20.56% of the registrant's common stock.   Jason M. Shapiro is not
independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

The registrant entered into an agreement on November 15, 2009 with Belle Haven Partners, LLC to assist Iron Eagle Nevada with business development planning, raising additional capital, and accessing the public markets. Jason Shapiro, one of Belle Haven's employees is also on the registrant's management team and is 100% owned by Jake Shapiro, a major shareholder. Iron Eagle Nevada agreed to pay Belle Haven $20,000 per month starting September 1, 2009, as well as to reimburse them for all out-of-pocket expenses. As of December 31, 2010 and December 31, 2009, the registrant had accrued $453,000 and $213,000, respectively in amounts due to Belle Haven for both out-of-pocket and consulting expenses. This agreement was unanimously approved by all shareholders of Iron Eagle Group Nevada and all the independent directors of the registrant.

On December 31, 2009, the registrant entered in two note agreements with Jason Shapiro, the registrant's current chief executive officer, for a total of $15,000 as consideration for receipt of cash by the registrant. These notes, which bear a 10% interest rate, were originally due on June 30, 2010, and have been extended until June 30, 2011.

On March 17, 2011, the registrant entered in a note agreement with Jason Shapiro, the registrant's current chief executive officer, for $250,000 as consideration for reducing the amount owed to Jason Shapiro by $250,000 for out-of-pocket expenses incurred by Jason Shapiro since November 2009. This note is due December 31, 2011 and bears an interest rate of 10% starting on April 1, 2011.

The registrant also owes its current chief executive officer $271,259 as of December 31, 2010 and $2,000 as of December 31, 2009 for operating expenses, which, in general include professional fees for audit, legal and investor relations.

On March 8, 2011, the registrant entered in a note agreement with Joseph LoCurto, the registrant's chairman, for $30,000 as consideration for receipt of cash by the registrant. This note is due upon the registrant receiving at least $75,000 of funding. The note will start to accrue at interest rate of 10% starting on April 1, 2011.

On March 8, 2011, the registrant entered in a note agreement with Jed Sabio, the registrant's executive vice president of business development, for $30,000 as consideration for receipt of cash by the registrant. This note is due upon the registrant receiving at least $75,000 of funding. The note will start to accrue at interest rate of 10% starting on April 1, 2011.

The registrant also leases its New York, New York facility under a rental agreement that has a one year lease starting September 1, 2010 for $2,100 a month with Belle Haven, a company of which Jason Shapiro, an officer and director of the registrant, is a principal.

During the years ended December 31, 2010 and 2009, we paid affiliated companies $11,200 and $202,500, respectively, for consulting services. Glen Gamble, our former chairman and president, and Dutch Hildebrand, our former chief financial officer and secretary are executives with the affiliated companies.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

During the years ended December 31, 2010 and 2009, we incurred audit fees to The Hall Group CPAs and Kelly and Company of $0 and $58,226, respectively for our current accounting entity. In addition, the predecessor accounting entity had audit fees of $65,310 and $117,375, respectively for the same time period. Such fees include professional services from the audit of the financial statements included in this Form 10-K and for services that are normally provided by the principal accountant in connection with regulatory filings or engagements.

Tax Fees

We did not incur any tax fees for tax compliance or other tax services from The Hall Group CPAs or Kelly and Company in 2010 or 2009.

All Other Fees

We did not incur any other fees from The Hall Group CPAs or Kelly and Company during 2010 and 2009, respectively.

We intend to continue using The Hall Group CPAs solely for audit and audit-related services, tax consultation and tax compliance services.

                               PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)  List of Financial statements included in Part II hereof

Consolidated Balance Sheets, December 31, 2010 and 2009

Consolidated Statements of Operations For the Year Ended December 31, 2010, For the Period November 9, 2009 (Inception) through December 31, 2009 and Cumulative Since Inception (November 9, 2009)

Consolidated Statement of Changes of Stockholders' Equity For the Period November 9, 2009 Through December 31, 2010

Consolidated Statements of Cash Flows For the Year ended December 31, 2010, For the Period November 9, 2009 and Cumulative Since Inception (November 9, 2009)


(a)(2) List of Financial Statement schedules included in Part IV hereof:
None

(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certifications
(32) 906 certifications


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2011

Iron Eagle Group, Inc.

/s/Jason M. Shapiro
------------------------------------
By: Jason M. Shapiro
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Jason M. Shapiro      Chief Executive Officer      March 28, 2011
------------------------  Chief Financial Officer
Jason M. Shapiro          Controller/Director

/s/ Joseph M. LoCurto             Director             March 28, 2011
------------------------
Joseph M. LoCurto


/s/ Gary J. Giulietti             Director             March 28, 2011
------------------------
Gary J. Giulietti


/s/ Joseph E. Antonini            Director             March 28, 2011
------------------------
Joseph E. Antonini