Form 10-Q
period 2011-03-31
Iron Eagle Group, Inc.
filed 2011-05-23
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2011
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

                     Commission File Number:  0-22965

                         Iron Eagle Group, Inc.
                 (formerly Pinnacle Resources, Inc.
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

                            (800) 481-4445
               ------------------------------------------
                     (Registrant's telephone number)

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

The number of outstanding shares of the registrant's common stock as of May 23, 2011 was 11,755,485.

PART I -- FINANCIAL INFORMATION

Iron Eagle Group, Inc.
                               FORM 10-Q
                                  INDEX

                                                              Page


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets at March 31, 2011
   and December 31, 2010                                        3

  Consolidated Statements of Operations for the Three Months
   ended March 31, 2011 and 2010                                5

  Consolidated Statements of Cash Flows for the Three Months
   ended March 31, 2011 and 2010                                6

  Notes to Consolidated Financial Statements                    8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  35
Item 3.  Quantitative and Qualitative Disclosure About
          Market Risk                                          38

Item 4.  Controls and Procedures                               38

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     40
Item 1A. Risk Factors                                          40
Item 2.  Unregistered Sales of Equity Securities and Use
          of Proceeds                                          40
Item 3.  Defaults Upon Senior Securities                       40
Item 4.  (Removed and Reserved)                                40
Item 5.  Other Information                                     40
Item 6.  Exhibits                                              40

SIGNATURES                                                     41

                         IRON EAGLE GROUP, INC.
                       Consolidated Balance Sheets
                  March 31, 2011 and December 31, 2010

                                           (Unaudited)      (Audited)
                                            March 31,      December 31,
                                               2011            2010
                                            ---------      -----------
                              ASSETS
 Current Assets
  Cash                                     $ 2,684,139    $       976
  Contracts Receivable, net of allowance
   of $150,000 and $ 0                      14,017,527              0
  Costs & Estimated Earnings in Excess of
   Billings on Uncompleted Contracts           501,203              0
  Deposits                                     132,950              0
  Other Prepaid Assets                         908,731        617,563
  Prepaid Tax Deposits                         298,966              0
                                           -----------    -----------
   Total Current Assets                     18,543,516        618,539

 Fixed Assets, Net of Accumulated
  Depreciation of $784,640 and $15,714         278,688          2,150
 Goodwill                                    4,727,150              0
 Non-Compete                                   271,644              0
                                           -----------    -----------
    TOTAL ASSETS                           $23,820,998    $   620,689
                                           ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
  Accounts Payable - Related Parties       $   479,439    $   479,439
  Accounts Payable                          10,047,370         78,409
  Advances From Officer                         65,599        289,758
  Accrued Liabilities                          945,007        795,936
  Notes Payable - Related Party              1,079,148         18,773
  Capital Lease                                  2,344          2,344
  Accrued Distributions - Taxes                 24,340              0
  Common Stock to be Issued                     42,155         42,155
  Billings in Excess of Cost & Estimated
   Earnings on Uncompleted Contracts         2,408,276              0
  Note Payable - Purchase of Delta           8,757,463              0
  Notes Payable - Current Portion               11,377              0
  Line of Credit                                50,000         50,000
                                           -----------    -----------
   Total Current Liabilities                23,912,518      1,756,814
                                           -----------    -----------
 Long-Term Liabilities
  Note Payable - Long-Term                       3,802              0
  Earn-Out                                     828,108              0
                                           -----------    -----------
    TOTAL LIABILITIES                       24,744,428      1,756,814

Stockholders' Equity
  Preferred Stock ($.00001 par value,
   20,000,000 shares authorized, 0 and 0
   shares                                            0              0
   issued and outstanding)
  Common Stock ($.00001 par value,
   875,000,000 shares authorized, 11,750,485
   and 1,000 shares issued and outstanding)        118            116
  Additional Paid in Capital                   503,584         79,851
   Accumulated Deficit                      (1,427,132)    (1,216,092)
                                           -----------    -----------
   Total Stockholders' Equity                 (923,430)    (1,136,125)
                                           -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                $23,820,998    $   620,689
                                           ===========    ===========
               The accompanying notes are an integral
                 part of these financial statements.

                         IRON EAGLE GROUP, INC.
                  Consolidated Statements of Operations
              For the Three Months Ended March 31, 2011 and 2010
                                (Unaudited)

                                         Three Months     Three Months
                                              Ended           Ended
                                         March 31, 2011  March 31, 2010
                                         --------------  --------------
REVENUES                                 $12,247,566       $         0
COST OF SALES                             11,411,943                 0
                                         -----------       -----------
GROSS MARGIN                                 835,623                 0

OPERATING EXPENSES
 General and Administrative Expenses         269,578               172
 Depreciation                                 53,059                 0
 Amortization of Non-Compete Agreements       28,356                 0
 Compensation Expense                        329,563            50,000
 Professional Fees                           258,883                 0
 Professional Fees to Related Parties              0            60,000
                                         -----------       -----------
  TOTAL OPERATING EXPENSES                   939,439           110,172
                                         -----------       -----------
NET OPERATING INCOME (LOSS)                 (103,816)         (110,172)

OTHER INCOME (EXPENSE)
 Interest Expense                           (107,224)             (782)

NET INCOME (LOSS) BEFORE INCOME TAXES       (211,040)         (110,954)
 Provision for Income Taxes (Expense)
  Benefit                                          0                 0
                                         -----------       -----------
NET INCOME (LOSS)                        $  (211,040)      $  (110,954)
                                         ===========       ===========

 Earnings per Share, basic and diluted   $     (0.02)      $   (110.95)
                                         ===========       ===========
 Weighted Average Shares Outstanding,
  basic and diluted                       11,640,795             1,000
                                         ===========       ===========

                    The accompanying notes are an integral
                      part of these financial statements.

                              IRON EAGLE GROUP, INC.
                      Consolidated Statements of Cash Flows
                 For the Three Months Ended March 31, 2011 and 2010
                                  (Unaudited)

                                         Three Months     Three Months
                                              Ended           Ended
                                         March 31, 2011  March 31, 2010
                                         --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (Loss)                              $   (211,040)    $  (110,954)
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation & Amortization Expense         81,415               0
   Stock Issued for Services                  423,735               0
   Increase in Goodwill                    (4,727,150)              0
   Increase in Non-Compete                   (300,000)              0
   Increase in Contracts Receivable       (14,017,527)              0
   Increase in Costs & Estimated Earnings
    in Excess of Billings                    (501,203)              0
  (Increase) in Deposits                     (132,950)              0
  (Increase) in Other Prepaid Assets         (291,168)              0
  (Increase) in Prepaid Tax Deposits         (298,966)              0
  Increase in Accounts Payable-Related Party        0          71,143
  Increase (Decrease) in Accounts Payable   9,968,961         (10,971)
  Increase in Advances from Officer          (224,159)              0
  Increase in Accrued Liabilities             149,071          50,000
  Increase in Capital Lease                         0               0
  Accrued Distributions - Taxes                24,340               0
  Increase in Billings in Excess of Cost
   & Estimated Earnings                     2,408,276               0
  Increase in Earn Out                        828,108               0
                                          -----------     -----------
   Net Cash (Used) by Operating Activities (6,820,257)           (782)

CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed Assets Acquired in the Purchase
   of Delta                                  (329,597)              0
  Cash Paid for Acquisition of Delta                0               0

CASH FLOWS FROM FINANCING ACTIVITIES
  Note Payable - Purchase of Delta          8,757,463               0
  Increase in Note Payable - Related Party  1,060,375             782
  Increase in Note Payable                     15,179               0
                                          -----------     -----------
    Net Cash Provided by Financing
     Activities                             9,833,017             782
                                          -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS   2,683,163               0

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                           976               0
                                          -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $ 2,684,139     $         0
                                          ===========     ===========
SUPPLEMENTAL NON-CASH DISCLOSURES:
 Stock Issued for Services                $   423,735     $         0
                                          ===========     ===========
 Cash Paid for Interest Expense           $         0     $         0
                                          ===========     ===========
Cash Paid for Income Taxes                $         0     $         0
                                          ===========     ===========

                  The accompanying notes are an integral
                   part of these financial statements.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 1 - Nature of Activities, History and Organization
-------------------------------------------------------
Nature of Activities, History and Organization:
----------------------------------------------
Iron Eagle Group, Inc. (formerly Pinnacle Resources, Inc.) ("Iron Eagle" or the "Company") was incorporated under the laws of Wyoming in January 1995. In March 2010, the Company re-domiciled in Delaware and changed its name to Iron Eagle Group, Inc. As of April 2009, the Company has discontinued all mining and exploration activities.

Iron Eagle provides construction and contracting services in both the commercial and government markets. Iron Eagle's management consists of business leaders in construction, government contracting, defense, finance, operations, and business development. Iron Eagle intends to benefit from the $100+ billion in annual government infrastructure spending to rebuild the nation's schools, roads, bridges, airports, highways, power plants, military bases, dormitories, public transit, etc. (Source: "Construction Outlook 2011" report McGraw-Hill Construction). In addition, according to www.recovery.org, the purpose of the $787 billion federal recovery package is to jump-start the economy to create and save jobs and over $100 billion has been
allocated to improve the nation's infrastructure.   There can be no
assurance that the Company will not encounter problems as it attempts to implement its business plan.

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

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 1 - Nature of Activities, History and Organization (Continued)
-------------------------------------------------------
Nature of Activities, History and Organization: (Continued)
----------------------------------------------
At the time of the exchange transaction, Iron Eagle had assets of approximately $830,065 and equity of approximately $49,967 and Iron Eagle Nevada had assets of approximately $10,000 with a deficit of approximately $382,707.

The exchange agreement has been treated as a recapitalization and not a business combination and therefore no proforma information is presented.

As a result of the recapitalization, the Company changed its fiscal year from June 30th to December 31st, to conform to the merged entity.

Unaudited Interim Financial Statements:
--------------------------------------
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission ("SEC") regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding calendar year contained in the Form 10K, for the year ended December 31, 2010. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Operating Cycle:
---------------
The Company's work is performed primarily under lump sum contracts. The duration of each project varies; however, completion typically occurs within one year.

Significant Accounting Policies:
-------------------------------
The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 1 - Nature of Activities, History and Organization (Continued)
-------------------------------------------------------
Significant Accounting Policies: (Continued)
-------------------------------
policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

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

FASB Accounting Standards Codification:
--------------------------------------
In June 2009, the Financial Accounting Standards Board ("FASB") issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles ("GAAP"). This new guidance created the FASB Accounting Standards Codification ("ASC")("the Codification"). The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification became effective for the Company as of September 15, 2009, the required date of adoption. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company's financial statements.

Basis of Presentation and Principles of Consolidation:
-----------------------------------------------------
The Company prepares its financial statements on the accrual basis of accounting. The Company is consolidated with its wholly owned subsidiary, Iron Eagle Nevada (as of August 18, 2010, the date of the reverse merger) and Sycamore Enterprises, LLC and its wholly owned subsidiary, Delta Mechanical Contractors, LLC (as of January 21, 2011,
the date of the acquisition).   All intercompany transactions have been
eliminated.

Use of Estimates:
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 1 - Nature of Activities, History and Organization (Continued)
-------------------------------------------------------
Use of Estimates: (Continued)
----------------
the date of the consolidated financial statements.   Estimates also
affect the reported amount of revenues and expenses during the
reporting period.   Accordingly, actual results could differ from those
estimates.

Revenue and Cost Recognition - Construction Contracts:
-----------------------------------------------------
Revenues from construction contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred to
date to estimated total costs for each contract.   This method is used
because management considered expended costs to be the best available
measure of progress on these contracts.   Revenues from time and
materials contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near-term.

Contract costs include all direct subcontractors, material, labor costs, benefits, licenses and fees, insurance and payroll taxes, and those indirect costs related to contract performance such as small tools and other indirect costs. Selling, general and administrative costs are changed to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and revenues and recognized in the period in which the revisions
are determined.   Profit incentives are included in revenues when their
realization is reasonably assured.   An amount equal to contract costs
attributable to claims is included in revenues when realization is probably and the amount can be reasonably estimated.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues to be recognized in excess
of amounts billed.   The liability, "Billings in excess of costs and
estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

Income Taxes:
------------
The Company has adopted ASC 740-10 "Income Taxes" (formerly SFAS No. 109, "Accounting for Income Taxes"), which requires the use of the liability method in computation of income tax expense and the current and deferred income tax payable (deferred tax liability) or benefit

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 1 - Nature of Activities, History and Organization (Continued)
-------------------------------------------------------
Income Taxes: (Continued)
------------
(deferred tax asset). Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings per Share:
------------------
Earnings per share (basic) is calculated by dividing the net income
(loss) by the weighted average number of common shares outstanding for the period covered.

The inclusion of the Company's warrants, which are considered common stock equivalents as of March 31, 2011 and 2010, in the earnings (loss) per share computation has not been included because the results would be anti-dilutive under the treasury stock method, as the Company incurred a net loss in the periods presented.

Comprehensive Income (Loss):
---------------------------
ASC 220 "Comprehensive Income" (formerly SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130")), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the three months ended March 31, 2011 and 2010, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the three months ended March 31, 2011 and 2010.

Cash and Cash Equivalents:
-------------------------
The Company considers its holdings to be cash equivalents if the instruments mature within 90 days from the date of acquisition and have no penalty for early withdrawal. The Company has a potential concentration of credit risk in that it maintains deposits with a financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). The maximum deposit insurance amount is $250,000, which is applied per depositor, per insured depository institution for each account ownership category.

Contracts Receivable:
--------------------
The Company provides an allowance for doubtful accounts equal to
estimated bad debt losses.   The estimated losses are based on
historical collection experience, together with a review of the current
status of the existing receivables.   Normal contracts receivable are

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 1 - Nature of Activities, History and Organization (Continued)
-------------------------------------------------------
Contracts Receivable: (Continued)
--------------------
due 30 days after the issuance of the invoice. Contract retentions are due 30 days after the completion of the project and acceptance by the owner.

Prepaid Expenses:
----------------
Prepaid expenses are recognized for services that the Company has paid
in advance.   The value of the services to be rendered are amortized on
a straight line basis each month over the term of the contract service period.

Fixed Assets:
------------
Fixed assets are recorded at historical cost. Equipment is depreciated on a straight-line basis over its estimated useful life (generally 5 to 7 years). Leasehold improvements are amortized over the shorter of the estimated useful life or lease term. Capital Leases are amortized of the life of the lease. Maintenance and repairs which do not improve or extend the lives of the respective assets, are expensed as incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If impairment is indicated, the carrying value of the asset is reduced to fair value.

Share Based Payments:
--------------------
The Company accounts for share based payments using a fair value based method whereby compensation cost is measured at the grant date based on the value of the services received and is recognized over the service
period.   The Company uses the Black-Scholes pricing model to calculate
the fair value of options and warrants issued.   In calculating this
fair value, there are certain assumptions used such as the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 1 - Nature of Activities, History and Organization (Continued)
-------------------------------------------------------
Advertising:
-----------
Advertising costs are expensed as incurred. Advertising expense for the three months ended March 31, 2011 and 2010 was $ 0 and $ 0.

Reclassification:
----------------
Certain account balances have been reclassified to enhance financial statement comparability.

Recent Accounting Pronouncements:
--------------------------------
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow. See Note 14 for a discussion of new accounting pronouncements.

Fair Value of Financial Instruments:
-----------------------------------
In accordance with the reporting requirements of ASC 820 "Fair Value Measurement and Disclosure" (formerly SFAS No. 157, "Disclosures About Fair Value of Financial Instruments"), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. As of March 31, 2011 and December 31, 2010 the Company did not have any financial instruments other than cash and cash equivalents.

NOTE 2 - CONTRACT RECEIVABLES
-----------------------------
The Company's contract receivables as of March 31, 2011 and December 31, 2010 are as follows:

                                    March 31, 2011   December 31, 2010
                                    --------------   -----------------
Contracts Receivable - Billed & Due  $ 9,302,883       $         0
Contracts Receivable - Retainage       4,864,644                 0
 Less: Allowance for Doubtful Accounts  (150,000)                0
                                     -----------       -----------
Total                                $14,017,527       $         0
                                     ===========       ===========

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 3 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
--------------------------------------------------------------
The Company's Costs and estimated earnings on uncompleted contracts as of March 31, 2011 and December 31, 2010 are as follows:

                                    March 31, 2011   December 31, 2010
                                    --------------   -----------------
Costs Incurred on Uncompleted
 Contracts                           $ 75,298,191      $          0
Estimated Earnings                      5,613,756                 0
                                     ------------      ------------
                                       80,911,947                 0
Less Billings to Date                 (82,819,020)                0
                                     ------------      ------------
Total                                $ (1,907,073)     $          0
                                     ============      ============

The following amounts are included in the accompanying consolidated balance sheets under the following captions:

                                    March 31, 2011   December 31, 2010
                                    --------------   -----------------
Costs and estimated earnings in
 excess of billings on uncompleted
 contracts                           $    501,203      $          0

Billings in excess of costs and
 estimated earnings on uncompleted
 contracts                             (2,408,276)                0
                                      -----------      ------------
Total                                 $(1,907,073)     $          0
                                      ===========      ============

NOTE 4 - PREPAID EXPENSES
-------------------------
The Company has entered into contracts for investor relations and consulting services to assist in the financing and purchasing of construction related entities. All services were prepaid with Company shares and warrants that vested immediately. The value of the services to be rendered are amortized on a straight line basis each month over the terms of the contract service periods. The services remaining to be provided as of March 31, 2011 and December 31, 2010 are reflected as a prepaid asset. The gross prepaid expense as of March 31, 2011 and December 31, 2010 is $1,288,054 and $827,860. The net prepaid expense as of March 31, 2011 and December 31, 2010 is $902,731 and $611,563,
reflecting amortization for the three months ended March 31, 2011 of $169,026 and the year ended December 31, 2010 was $216,297. There were no amounts prepaid as of March 31, 2010.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 5 - FIXED ASSETS
---------------------
Fixed assets at March 31, 2011 and December 31, 2010 consist of the following:

                                            March 31,   December 31,
                                               2011          2009
                                             -------       -------
Office Equipment and Furniture            $  172,146       $17,864
Tools and Equipment                          324,861             0
Computer Equipment                           157,317             0
Vehicles                                     387,119             0
Leasehold Improvements                        21,885             0
                                           ---------       -------
  Subtotal                                 1,063,328        17,864
Accumulated Depreciation                    (784,640)      (15,714)
                                           ---------       -------
Total                                      $ 278,688       $ 2,150
                                           =========       =======

Fixed assets are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.
Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to seven years.

Depreciation expense for the three months ended March 31, 2011 and 2010 was $53,059 and $0, respectively.


NOTE 6-INTANGIBLE ASSETS & EARN OUT RELATED TO THE ACQUISITION OF DELTA
-----------------------------------------------------------------------
The aggregate purchase price to be paid by the Company for the purchased membership interests consists of:

   (i)   a $9,000,000 buyer note (secured by Delta Mechanical)
   (ii) future contingency payment(s), based on the registrant's results for the years ended December 31, 2011, 2012, 2013 and 2014, not to exceed $250,000 per year or $1,000,000 in aggregate, and
   (iii) a four year employment contract with the president and chief financial officer of Delta Mechanical.

The Company has recorded goodwill of $4,727,150 which represents the purchase price of Delta over the net assets identified less liabilities assumed.

As part of the purchase of Delta Mechanical, the Company also executed a two year non-compete with the Seller, which the Company and that both parties mutually agreed that the $300,000 was a reasonable and fair value of the non-compete.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 6-INTANGIBLE ASSETS & EARN OUT RELATED TO THE ACQUISITION OF DELTA
-----------------------------------------------------------------------
(Continued)

The identifiable intangible assets are being amortized over their respective useful lives of the non-compete agreement, which is two years. During the three months ended March 31, 2011, the Company recorded amortization expense of $28,356 related to the non-compete agreement.

Goodwill is tested for impairment on an annual basis and between annual tests if events or circumstances indicate that an impairment loss may
have occurred, and written down when impaired.   The Company will
perform our annual impairment tests during the fourth quarter of each year using the opening balance sheet as of the first day of the fourth quarter, with any resulting impairment recorded in the fourth quarter of the fiscal year.

The Company evaluates long-lived assets and amortizable intangible assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. Reviews are performed to determine whether the carrying values of assets are impaired based on comparison to the undiscounted expected future cash flows identifiable to such long-lived and amortizable intangible assets. If the comparison indicates that impairment exists, the impaired asset is written down to its fair value.

During the three months ended March 31, 2011, the Company noted no indications of impairment or triggering events to cause a review of goodwill for potential impairment and will conduct its annual goodwill
testing during the fourth quarter of 2011.   There was no goodwill at
December 31, 2010.


NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Company entered into an agreement on November 15, 2009 with Belle Haven Partners, LLC ("Belle Haven") to assist Iron Eagle Nevada with business development planning, raising additional capital, and accessing the public markets. One of Belle Haven's principals is also on Iron Eagle's management team, and the entities have common ownership. Iron Eagle Nevada agreed to pay Belle Haven $20,000 per month starting September 1, 2009, as well as to reimburse them for all out-of-pocket expenses. As discussed in Note 13, Belle Haven agreed to waive their compensation earned by them during the first quarter of 2011. The compensation expense to Belle Haven began to accrue again as of April 1, 2011.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)
-----------------------------------
The Company also leases its New York, New York facility under a rental agreement that has a one year lease starting September 1, 2010 for
$2,100 a month with Belle Haven.   As of March 31, 2011 and December
31, 2010, the Company had accrued $479,439 and $479,439, respectively in amounts due to Belle Haven.

On December 31, 2009, the Company entered into two note agreements with Jason Shapiro, the Company's current Chief Executive Officer, for a total of $15,000. These notes, which bear a 10% interest rate, were originally due on June 30, 2010, and have been extended until June 30, 2011. The Company also owes Jason Shapiro, its current Chief Executive Officer, $45,952 as of March 31, 2011 and $271,259 as of December 31, 2010 for operating expenses, which, in general include professional fees for audit, legal and investor relations.

On March 8, 2011, the Company entered into note agreements with two related parties (the Company's Chairman of the Board and the Company's Executive Vice President) for receipt of $60,000 cash for working capital purposes. These notes have similar terms and bear an interest rate of 10% and are due in full upon the earlier of the registrant receiving at least $75,000 of funding or 90 days of issuance with renewable 30 day periods, at the holder's sole discretion.

On March 17, 2011, the Company converted $250,000 of the "Advances from Officer" from the Company's CEO into a note agreement. The note bears an interest rate of 10% and is due December 15, 2011. Should the note not be repaid in it's entirely by December 15, 2011, it will be considered to be in default and the interest rate shall increase to 15%.


NOTE 8 - ACCRUED COMPENSATION
-----------------------------
The Company has entered into employment agreements with the Company's management team, as outlined in Note 13. As of March 31, 2011 and December 31, 2010, no cash compensation has been paid, and the Company has accrued amounts pursuant to these agreements.


NOTE 9 - LINE OF CREDIT
-----------------------
The Company has a $50,000 line of credit with a major U.S. financial institution. The current balance is $50,000 plus accrued interest of $469 and carries an interest rate of 6.25%.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 10 - DEBT ISSUANCES
------------------------
On March 8, 2011, the Company entered into a note agreement with Alliance Advisors for $7,500 as consideration for receipt of cash by the Company. This note has an interest rate of 12% and is due upon the earlier of June 8, 2011 or the registrant receiving at least $100,000 of funding.

On March 8, 2011, the Company has entered into note agreements with the Company's CEO Chairman of the Board and the Company's Executive Vice President for a total of $60,000, as outlined in Note 7.

On March 17, 2011, the Company converted $250,000 of the "Advances from Officer" from the Company's CEO into a note agreement, as outlined in
Note 7.

On January 21, 2011, as part of the purchase price of Delta Mechanical, the Company issued a buyer note of $ 9,000,000 to Bruce A. Bookbinder ("Buyer Note"). The Buyer Note is secured by the Company's membership interest in Sycamore Enterprises LLC, Delta Mechanical's parent. The due date for the Buyer Note is June 2, 2011. Unless extended, there is a possibility that the Mr. Bookbinder may exercise his right to the collateral and thus the Company may lose its entire equity investment in Delta. This would have a significant adverse effect of the Company and its operations. The Company's management team is in good relations with Bruce Bookbinder and is in discussions about extending the due date of the Buyer Note.


NOTE 11 - EQUITY
----------------
In December 2009, Iron Eagle Nevada issued 1,000 shares pursuant to the "Founder's Agreement" dated December 1, 2009. Three of the founders contributed intellectual capital in exchange for 81.639% of the shares. As no specific intangible assets were identified, the sales were valued at par. 18.36% of the shares were issued in change for 200,000 shares of The Saint James Company. The fair value of the shares obtained, based upon level 3 fair value inputs was $0. The shares are restricted as to their transferability.

The Company entered into a share exchange agreement to acquire 100% of the outstanding common stock of Iron Eagle Group, (a Nevada corporation) ("Iron Eagle Nevada"). On August 18, 2010, Iron Eagle issued 9,337,296 shares of common stock in exchange for a 100% equity interest in Iron Eagle Nevada. As a result of the share exchange, Iron Eagle Nevada became the wholly owned subsidiary of Iron Eagle. As a result, the shareholders of Iron Eagle Nevada owned a majority of the voting stock of Iron Eagle. The transaction was regarded as a reverse

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 11 - EQUITY (Continued)
----------------
merger whereby Iron Eagle Nevada was considered to be the accounting acquirer as its shareholders retained control of Iron Eagle after the exchange, although Iron Eagle is the legal parent company. The share exchange was treated as a recapitalization of Iron Eagle. As such, Iron Eagle Nevada (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Iron Eagle had always been the reporting company and then on the share exchange date, reorganized its capital stock. At the time of the exchange transaction, Iron Eagle had assets of approximately $830,065 and equity of approximately $49,967 and Iron Eagle Nevada had assets of approximately $10,000 with a deficit of approximately $(382,707).

In March, 2010, the Company re-domiciled from Wyoming to Delaware.
Also at this time, the terms of its preferred shares was changed from $.01 to $.00001. It also changed its total authorized preferred shares from 2,000,000 to 20,000,000. No preferred shares are issued or outstanding as of March 31, 2011 and December 31, 2010, respectively.

Stock Issued for Services
-------------------------
On May 1, 2010, the Company entered into a one year consulting agreement with an individual for investor relations services. In satisfaction of the agreement, the Company issued 200,000 shares of the
Company's common stock at a per share price of $1.20.   The portion of
services that have not been utilized are recorded as a prepaid expense as of March 31, 2011 and December 31, 2010.

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

On May 4, 2010, the Company entered into a one year consulting agreement with an investor relations firm. In satisfaction for the agreement, the Company issued 108,750 shares of the Company's common stock at a per share price of $1.20 and a 5 year warrant to purchase up to 108,750 shares with an exercise price of $1.32 per share. The shares issued vested immediately. The fair value of the warrant was $124,703. The Company has received three months of services under this agreement, and the remaining services are currently on hold pending the Company's decision to resume services. The portion of services that have not been utilized are recorded as a prepaid expense as of March 31, 2011 and December 31, 2010.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 11 - EQUITY (Continued)
----------------
Stock Issued for Services (Continued)
-------------------------
On June 5, 2010, the Company entered into a three year consulting agreement with an individual to help the Company obtain financing and related services. The value of the services to be received is $400,000 a year. In satisfaction for the agreement, the Company issued 1,000,000 shares of the Company's common stock, resulting in a per share price of $.40. The portion of services that have not been utilized are recorded as a prepaid expense as of March 31, 2011 and December 31, 2010.

On July 16, 2010, the Board appointed Joseph Antonini as a Director and granted him 38,462 shares of stock, valued at $1.30 a share, which vested immediately.

On August 31, 2010, the Company entered into a non-exclusive agreement with Aegis Capital Corp., an investment bank, to act as their underwriter with respect to a forthcoming public offering. In connection with this agreement the company issued 28,572 shares of stock, valued at $1.05 a share, which vested immediately.

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

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 11 - EQUITY (Continued)
----------------
Stock Issued for Services
-------------------------
On March 1, 2011, the Company entered into a 12 month consulting agreement with Hayden IR to provide corporate investor and public relations services. Pursuant to the agreement, the Company will issue 75,000 shares of common stock within 30 days of engagement. In March 2011, the Company issued the 75,000 shares, valued at $1.01 a share, which vested immediately. The agreement provides for no monthly cash fee for the first six months of service. In months seven through twelve, assuming a funding event of $10 million or more occurs, the fees will be $7,000 per month. If the Company does not raise enough money to pay the fee, an additional 75,000 shares of restricted common stock will be issued to Hayden IR within 30 days following the sixth month of engagement.

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

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 11 - EQUITY (Continued)
----------------
Stock Issued for Services Continued)
-------------------------
On March 13, 2011, the Company granted 47,729 shares of stock to Gary Giulietti, as compensation for his services as a director of the Company from the time period of May 4, 2010, the date Mr. Giulietti joined the board of directors, to March 31, 2011. These shares were valued at $0.95 a share.

On March 13, 2011, the Company granted 37,203 shares of stock to JEA Energy LLC, a firm 100% owned by Joseph Antonini, as compensation for his services as a director of the Company from the time period of July 16, 2010, the date Mr. Antonini joined the board of directors, to March 31, 2011. These shares were valued at $0.95 a share.

On May 5, 2011, pursuant to a Board of Directors authorization, the Company granted 5,000 common shares to Solar Flash Partners, LLC, a firm 100% owned by attorney Ron Levy as consideration for Mr. Levy's legal services. These shares were valued at $0.85 per common share.

There are no other stock option or other equity based compensation
plans.   As of March 31, 2011 and December 31, 2010, the Company has
accrued $42,155 and $42,155 in shares to be issued to Mr. Bovalino and Mr. Hoffman pursuant to these compensation agreements.

Purchase of Marketable Securities
---------------------------------
On March 15, 2011, the Company purchased 250,000 common shares of the
registrant from Galileo Partners, LLC for $100.   Galileo Partners is
an investment firm where Steven Antebi, a non-affiliate, is the president and chief executive officer.

Warrants:
--------
As described above, on May 4, 2010, the Company entered into a one year consulting agreement with an investor relations firm. In satisfaction for the agreement, the Company issued 108,750 shares of the Company's common stock at a per share price of $1.20 and a 5 year warrant to purchase up to 108,750 shares with an exercise price of $1.32 per share. The fair value of the warrant was $124,703. The fair value of the warrant was determined using the Black Scholes option pricing model with the following assumptions:

Risk free interest rate	                           2.57%
Volatility	                                        333%
Dividend	                                          0
Weighted average expected life	              5 years

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)
NOTE 11 - EQUITY (Continued)
----------------
Warrants: (Continued)
--------
As described above, on March 1, 2011, the Company entered into a one year consulting agreement with RJ Falkner & Company, Inc. ("Falkner"). As part of the agreement, the Company issued Falkner a three-year option to purchase 85,000 shares of the Company's common stock, at an exercise price of $1.01 a share. The fair value of the warrant was $75,219. The fair value of the warrant was determined using the Black Scholes option pricing model with the following assumptions:

Risk free interest rate	                           1.15%
Volatility	                                        177%
Dividend	                                          0
Weighted average expected life	              3 years

The following schedule summarizes the Company's warrant activity since inception through March 31, 2011:

                                                   Weighted    Weighted
                                                    Average     Average    Aggregate
                                                   Exercise    Remaining   Intrinsic
                                         Warrants    Price       Term        Value
                                         --------  --------    ---------   ---------
Outstanding at November 9, 2009		     0          0            0           0
Warrants granted during 2010             108,750   $   1.32      $  2.75           0
Warrants exercised                		     0          0            0           0
Warrants expired                               0          0            0           0
                                         -------   --------      -------     -------
Outstanding at December 31, 2010         108,750   $   1.32         2.75           0
                                         =======   ========      =======     =======
Warrants granted during Q1 2011           85,000   $   1.01      $  3.00           0
Warrants exercised                             0          0            0           0
Warrants expired                               0          0            0           0
                                         -------   --------      -------     -------
Outstanding at March 31, 2011            193,750   $   1.18         2.86           0
                                         =======   ========      =======     =======

NOTE 12 - INCOME TAXES
----------------------
The Company has adopted ASC 740-10 "Income Taxes" (formerly SFAS No. 109, "Accounting for Income Taxes"), which requires the use of the liability method in computation of income tax expense and the current and deferred income tax payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 12 - INCOME TAXES (Continued)
----------------------
The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company's net deferred tax amounts as of March 31, 2011 and December 31, 2010, are as follows:

Deferred Tax Asset Related to:

                                March 31, 2011    December 31, 2010
                                --------------    -----------------
Prior Year                         $ 304,023           $  67,743
Tax Benefit for Current Year          52,760             236,280
                                   ---------           ---------
Total Deferred Tax Asset             356,783             304,023
   Less: Valuation Allowance        (356,783)           (304,023)
                                   ---------           ---------
     Net Deferred Tax Asset        $       0           $       0
                                   =========           =========

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,427,132 and $1,216,092 at March 31, 2011 and December 31, 2010, and will expire in the years 2029 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2011 and December 31, 2010.


NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------
Employment Agreements:
---------------------
On May 19, 2011, the executive management team, the board of directors, Belle Haven Partners, and former officers Glen Gamble and Robert
Hildebrand agreed to waive their compensation for the three months ended March 31, 2011 for an aggregate amount of $615,250. The compensation expense of these parties, as outlined in the agreements below, began to accrue again as of April 1, 2011.

Shapiro Employment Agreement
----------------------------
Mr. Shapiro was hired as the registrant's chief financial officer in December 29, 2009 to May 4, 2010. Upon the hiring of Eric Hoffman as chief financial officer, Mr. Shapiro's title and responsibilities changed to Executive Vice President of Corporate Strategy. Pursuant to the employment agreement entered into by the registrant, Mr. Shapiro

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)
---------------------------------------
Shapiro Employment Agreement(Continued)
----------------------------
receives an annual compensation of $200,000 in cash and is eligible to receive a cash bonus of up to 200% of base salary, at the discretion of the board of directors.

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

LoCurto Consulting Agreement
----------------------------
Mr. LoCurto was appointed as the chairman of the board of directors in
November 2010.   Effective January 1, 2011, the registrant entered into
a consulting agreement with Mr. LoCurto. The term of the consulting agreement is four years with an automatic renewal on an annual basis thereafter. The consulting agreement provides for an initial annual base fee of $250,000 in cash and 100,000 shares in the registrant as well as a signing bonus of $130,000 in cash and 130,000 shares in the registrant. The agreement also provides for an annual incentive of 100% of his base salary payable. Mr. Sabio's fee, signing bonus, and other benefits will accrue until the registrant raises the necessary capital to fund its first acquisition or acquisitions and the raise is at least $10,000,000.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)
---------------------------------------
Bovalino Employment Agreement
-----------------------------
Mr. Bovalino was hired as the registrant's chief executive officer in April 2010. In connection with his employment, the registrant entered into a 30 month employment agreement on April 26, 2010. The employment agreement provides for an annual base salary of $300,000, payable as $175,000 in cash and $125,000 in stock awards. The agreement also provides for an annual incentive of 100% of his base salary. Upon termination by the registrant for Cause or Employee's voluntary termination without Good Reason, Employee will receive a) three (3) months of Base Salary if such termination occurred within one (1) year of the signing of this Agreement or b) nine (9) months of Base Salary if such termination occurred over one (1) year from the signing of this Agreement. On September 13, 2010, the registrant amended the employment agreement with Mr. Bovalino. The amendment changed the allocation between cash and stock payments for base and bonus compensation, but had no impact on total compensation. Mr. Bovalino's cash based salary increased to $215,000 and stock based salary decreased to $85,000. The allocation of the annual incentive payment between cash and stock changed to $175,000 and $125,000, respectively.

Hoffman Employment Agreement
----------------------------
Mr. Hoffman was hired as the registrant's chief financial officer in May 2010. In connection with his employment, the registrant entered into a 24 month employment agreement on May 4, 2010. The employment agreement provides for an annual base salary of $225,000, payable as $125,000 in cash and $100,000 in stock awards. The agreement also provides for an annual incentive of 100% of his base salary payable in a ratio consistent with his base salary.

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

Former Officers and Directors Resignations
------------------------------------------
Glen R. Gamble resigned from the registrant effective August 18, 2010. In connection with his resignation and to ensure a smooth transition, the registrant agreed to pay Mr. Gamble $8,000 per month in connection with consulting services to be provided until such time the registrant no longer requires Mr. Gamble's services.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)
---------------------------------------
Former Officers and Directors Resignations (Continued)
------------------------------------------
Robert Hildebrand resigned from the registrant effective August 18, 2010. In connection with his resignation and to ensure a smooth transition, the registrant agreed to pay Mr. Hildebrand $8,000 per month for consulting services to be provided until such time the registrant no longer requires Mr. Hildebrand's services.

Michael Bovalino resigned from the registrant effective November 23, 2010.

Eric Hoffman resigned from the registrant effective November 23, 2010.

Director Compensation
---------------------
Independent directors receive an initial stock award of $50,000 for joining the registrant's board of directors. They shall also receive $100,000 a year in compensation that consists of $50,000 in stock
awards and $50,000 in cash.   Non-independent directors do not receive
any compensation for serving on the board.

Belle Haven Agreement
---------------------
The Company entered into an agreement on November 15, 2009 with Belle Haven Partners, LLC ("Belle Haven") to assist Iron Eagle Nevada with business development planning, raising additional capital, and accessing the public markets. One of Belle Haven's employees is also on Iron Eagle's management team, and the entities have common ownership. Iron Eagle Nevada agreed to pay Belle Haven $20,000 per month starting September 1, 2009, as well as to reimburse them for all out-of-pocket expenses.

Facilities Leases
-----------------
The Company leases office space and equipment under noncancelable operating leases with terms of three years. The Company occupies its Englewood, Colorado facility under a rental agreement that has a lease term that was to expire in December 2008. On October 1, 2008, the Company entered into an agreement to extend the lease for an additional 36 months ending December 2011 at a rate of $2,885 a month. The Company also leases its New York, New York facility under a rental agreement that has a one year lease starting September 1, 2010 for $2,100 a month with Belle Haven Capital, LLC, a company of which Jason Shapiro (CEO), is a principal.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)
---------------------------------------
Facilities Leases (Continued)
-----------------
The following is a schedule of future minimum rentals under the leases for the years ending December 31:

Year                         		  Amount
----                                  ------
2011                                 $50,878
2012                                       -
2013                                       -
2014 and beyond                            -
                                     -------
Total                                $50,878
                                     =======

Additionally, the Company leases two warehouse facilities as a tenant at will with monthly payments of $2,000 and $950, respectively.

Loss Contingencies
------------------
Certain conditions may exist as of the date the combined financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and as such, assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------
Recently Adopted Accounting Guidance
------------------------------------
On January 1, 2010, the Company adopted Accounting Standard Update ("ASU") 2009-16, "Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets." This ASU is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Company does not have a program to transfer financial assets; therefore, this ASU had no impact on the Company's consolidated financial statements.

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

In October 2009, the FASB issued ASU 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force," which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which
was January 1, 2011 for the Company.   The adoption of this guidance
did not have a material impact on the Company's consolidated financial statements or the related disclosures.

Accounting Guidance Issued But Not Adopted as of March 31, 2011
---------------------------------------------------------------
In December 2010, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
------------------------------------------
Accounting Guidance Issued But Not Adopted as of March 31, 2011
---------------------------------------------------------------
(Continued)
required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for the Company in 2012. The implementation of this authoritative guidance is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

Management has reviewed these new standards and believes they had or will have no material impact on the financial statements of the Company.


NOTE 15  - FAIR VALUE OF FINANCIAL INSTRUMENTS AND LIABILITIES
--------------------------------------------------------------
The Company has adopted fair value guidance and utilized the market approach to measure fair value of financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 15  - FAIR VALUE OF FINANCIAL INSTRUMENTS AND LIABILITIES
--------------------------------------------------------------
(Continued)
As of March 31, 2011 and December 31, 2010, the Company's financial assets and liabilities are measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs.

                 Fair Value Measurement at March 31, 2011 Using:
                 -----------------------------------------------

                                          Quoted Prices
                                                In
                                          Active Markets  Significant Other  Significant
                                           For Identical     Observable      Unobservable
                             March 31,       Assets            Inputs           Inputs
                               2011         (Level 1)         (Level 2)        (Level 3)
                             --------    ---------------   ------------      ------------
Assets:
Cash and Cash Equivalents   $2,684,139      $2,684,139      $        -        $        -
                            ----------      ----------      ----------        ----------
                            $2,684,139      $2,684,139      $        -        $        -
                            ==========      ==========      ==========        ==========
Liabilities:
Note Payable - Seller's
 Note                       $8,757,463      $        -      $        -        $8,757,463
 Capital Lease                   2,344               -               -             2,344
 Line of Credit                 50,000               -               -            50,000
                            ----------      ----------      ----------        ----------
                            $8,809,807      $        -      $        -        $8,809,807
                            ==========      ==========      ==========        ==========

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 15  - FAIR VALUE OF FINANCIAL INSTRUMENTS AND LIABILITIES
--------------------------------------------------------------
(Continued)

                 Fair Value Measurement at December 31, 2010 Using:
                 --------------------------------------------------
                                          Quoted Prices
                                                In
                                          Active Markets  Significant Other  Significant
                                           For Identical     Observable      Unobservable
                          December 31,       Assets            Inputs           Inputs
                               2010         (Level 1)         (Level 2)        (Level 3)
                             --------    ---------------   ------------      ------------
Assets:
Cash and Cash Equivalents   $      976      $      976      $        -         $       -
                            ----------      ----------      ----------        ----------
                            $      976      $      976      $        -         $       -
                            ==========      ==========      ==========        ==========
Liabilities:
Capital Lease               $    2,344      $        -      $        -         $   2,344
Line of Credit                  50,000               -               -            50,000
                            ----------      ----------      ----------        ----------
                            $   52,344      $        -      $        -         $  52,344
                            ==========      ==========      ==========        ==========

NOTE 16 - SUBSEQUENT EVENTS
---------------------------
In May 2009, the FASB issued ASC 855-10, "Subsequent Events", (formerly SFAS No. 165, "Subsequent Events," which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure through the date on which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.

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

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
                        As of March 31, 2011
                            (Unaudited)

NOTE 16 - SUBSEQUENT EVENTS (Continued)
---------------------------
In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed and the following items were noted:

On May 5, 2011, pursuant to a Board of Directors authorization, the Company granted 5,000 common shares to Solar Flash Partners, LLC, a firm 100% owned by attorney Ron Levy as consideration for Mr. Levy's legal services. These shares were valued at $0.85 per common share.

On May 19, 2011, the executive management team, the board of directors, Belle Haven Partners, and former officers Glen Gamble and Robert
Hildebrand agreed to waive their compensation for the three months ended March 31, 2011 for an aggregate amount of $615,250. The compensation expense of these parties, as outlined in Note 13, began to accrue again as of April 1, 2011.

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

Results of Operations
---------------------
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues
Total revenues for the quarter ended March 31, 2011 increased by $12,248,000 as compared to $0 for the quarter ended March 31, 2010.
The increase in revenue was due to the acquisition of Delta Mechanical.

The backlog as of March 31, 2011 was $31,000,000. During the 2011 first quarter, the registrant received awards for $3,200,000 for work at Electric Boat and the University of Rhode Island. Subsequent to March 31, 2011, Delta Mechanical has received contracts, change orders and letters of intent for an additional $3,300,000 of work. This includes projects at the US Navy Base in Groton CT, a Veterans Hospital Specialty Clinic in Providence RI and the Railroad Station in Worcester, MA.

A portion of anticipated revenue in any year is not reflected in its backlog at a certain time because some projects are awarded and performed in the same year. Delta Mechanical believes that approximately $6,000,000 of the existing backlog at March 31, 2011, is not reasonably expected to be completed during the 2011 calendar year.

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

Cost of Revenues
Cost of revenues for the quarter ended March 31, 2011 was $11,412,000 as compared to $0 for the quarter ended March 31, 2010. The increase in cost of revenues for the quarter ended March 31, 2011, as compared to March 31, 2010, was due to the acquisition of Delta Mechanical.

Gross Profit
Gross profit for the quarter ended March 31, 2011 was $836,000, or 6.8% of revenues, as compared to a gross profit of $0 for the quarter ended March 31, 2010. The increase in gross profits for the quarter ended March 31, 2011, as compared to March 31, 2010, was due to the acquisition of Delta Mechanical.

Operating Expenses
Selling, general and administrative expenses for the quarter ended March 31, 2011 was $323,000, as compared to $172 for the quarter ended March 31, 2010. This increase was primarily a result of the acquisition of Delta Mechanical.

Compensation expense for the three months ended March 31, 2011 were $330,000 compared to $50,000 for the three months ended March 31, 2010. This increase was primarily a result of the acquisition of Delta Mechanical and the addition of senior managers and board of directors. All compensation expense related to the registrant's officers has been accrued and not paid as of March 31, 2011.

Professional expenses for the quarter ended March 31, 2011 was $259,000, as compared to $60,000 for the quarter ended March 31, 2010. This increase was primarily a result of the acquisition of Delta
Mechanical and consulting expenses.

Total operating expenses for the three months ended March 31, 2011 were $939,000 compared to $110,000 for the three months ended March 31, 2010. This increase was primarily a result of the acquisition of Delta Mechanical.

We generated no bad debt expense during the three months ended March 31, 2011 nor for the three months ended March 31, 2010.

Other Income (Expense)
Other income (expense) for the quarter ended March 31, 2011 was $(107,000), as compared to $(782) for the quarter ended March 31, 2010. This increase in other income was a primarily a result of the acquisition of Delta Mechanical including $82,000 from interest expense on the seller note and $15,000 due to the increase of the present value of the earn-out payments.

Provision for Income Taxes
The provision for income taxes for the quarter ended March 31, 2011 was $0, as compared to the provision for income taxes of $0 for the quarter ended March 31, 2010.

Net Income
As a result of the above mentioned items, the registrant reported a net loss of $211,000, or $0.02 per share-basic and diluted, for the quarter ended March 31, 2011, as compared to reported net loss of $111,000, or $110.95 per share-basic and diluted, for the quarter ended March 31, 2010.

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

Liquidity and Capital Resources
-------------------------------
The registrant's principal capital requirement is to fund its work on construction projects. Projects are billed monthly based on the work performed to date. These project billings, less a withholding of retention, which is received as the project nears completion, are collectible based on their respective contract terms. The registrant's subsidiary Delta has historically relied primarily on internally generated funds and bank borrowings to finance its operations.

During the three months ended March 31, 2010, we relied on loans from management and key shareholders. As of March 31, 2011, total cash and cash equivalents was $2,684,000, compared to the $976 reported as of March 31, 2010. This increase was primarily a result of the acquisition of Delta Mechanical.

Cash provided by operations
Net cash provided by operations was $(6,820,000) for the quarter ended March 31, 2011, as compared to $(782) for the quarter ended March 31, 2010. This increase was primarily a result of the increase in accounts receivable due to the acquisition of Delta Mechanical.

Cash provided by/used in investing activities
Net cash provided by investing activities was $(330,000) for the quarter ended March 31, 2011 compared to $0 used in investing activities for the quarter ended March 31, 2010. This increase was primarily a result of the acquisition of Delta Mechanical.

Cash provided by/ used in financing activities
Net cash provided by financing activities during the quarter ended March 31, 2011 was $9,833,017 compared to $782 for the quarter ended March 31, 2010. This increase was primarily a result of the acquisition of Delta Mechanical.

Commitments
The registrant currently has no significant capital expenditure commitments.

Surety
On some of its projects, the registrant is required to provide a surety bond. The registrant obtains its surety bonds from Berkley Surety. Delta Mechanical's ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon net worth, working capital, the number and size of projects under construction and the surety's relationship with management.

The larger the project and/or the number of projects under contract, the greater the requirements are for net worth and working capital. Delta Mechanical is generally reimbursed from the general contractors for the fee required to be paid to the bonding company. The fees are calculated on a sliding scale and they approximate one percent of the amount of the contract to be performed.

Since inception, Delta Mechanical has neither been denied any request for payment or performance bonds, nor has a bonding company been required to make a payment on any bonds issued for the registrant.

The registrant's bonding limits have been sufficient given the volume and size of the registrant's contracts. The registrant's surety may require that the registrant maintain certain tangible net worth levels, and may require additional guarantees if the registrant should desire increased bonding limits. At March 31, 2011, approximately $23,000,000 of the registrant's backlog of $31,000,000 is anticipated to be bonded.

Completed Agreements
On January 8, 2010, the registrant agreed to the terms of a share exchange agreement with Iron Eagle Group, a Nevada corporation and its shareholders. The terms of this agreement were completed on August 18, 2010.

On January 21, 2011, the registrant acquired all of the members' interests in Sycamore Enterprises, LLC, through the principal owner's membership interests. Sycamore Enterprises, LLC is 100% holder of all of the membership interests of Delta Mechanical Contractors, LLC, a mechanical contractor. The registrant is currently engaged in the identification and ongoing negotiations for the acquisition of construction related entities.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4.  Controls and Procedures

During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The registrant is subject, from time to time, to litigation resulting from the normal ongoing operations of the registrant's business. The registrant believes that resolution of these matters will be covered by the registrant's insurance policy, and not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the registrant.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

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

Dated:  May 23, 2011

Iron Eagle Group, Inc.

By  /s/Jason M. Shapiro
    ------------------------
    Jason M. Shapiro
    Chief Executive Officer
    Chief Financial Officer