Form 10-Q
period 2011-06-30
Iron Eagle Group, Inc.
filed 2011-08-15
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011
OR
[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934 From the transition period ___________ to ____________.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes [X]   No [     ]

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [x]

The number of outstanding shares of the registrant's common stock as of August 15, 2011, there were 1,506,337 common shares outstanding.

                     PART I -- FINANCIAL INFORMATION

                         Iron Eagle Group, Inc.
                                FORM 10-Q
                                  INDEX

                                                                  Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at June 30, 2011 and
  December 31, 2010                                                 3

Consolidated Statements of Operations for the Three
Months ended June 30, 2011 and 2010 and the Six Months
Ended June 30, 2011 and 2010                                        5

Consolidated Statements of Cash Flows for the Six Months
ended June 30, 2011 and 2010                                        6

Notes to Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                36

Item 3.  Quantitative and Qualitative Disclosure About
Market Risk                                                        40

Item 4.  Controls and Procedures                                   40

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                         42
Item 1A. Risk Factors                                              42
Item 2.  Unregistered Sales of Equity Securities and
         Use of Proceeds                                           42
Item 3.  Defaults Upon Senior Securities                           43
Item 4.  (Removed and Reserved)                                    43
Item 5.  Other Information                                         43
Item 6.  Exhibits                                                  43
SIGNATURES                                                         44

                         IRON EAGLE GROUP, INC.
                       Consolidated Balance Sheets
                  June 30, 2011 and December 31, 2010

                                           (Unaudited)      (Audited)
                                             June 30,      December 31,
                                               2011            2010
                                            ---------      -----------
                              ASSETS
 Current Assets
  Cash                                     $ 2,728,593    $       976
  Contracts Receivable, net of allowance
   of $150,000 and $ 0                      12,263,762              -
  Costs & Estimated Earnings in Excess of
   Billings on Uncompleted Contracts           484,187              -
  Prepaid Tax Deposits                         207,099              -
  Deposits                                     137,340              -
  Other Prepaid Assets                         682,006        617,563
                                           -----------    -----------
   Total Current Assets                     16,502,987        618,539

 Fixed Assets, Net of Accumulated
  Depreciation of $784,640 and $15,714         252,159          2,150
 Goodwill                                    4,727,150              -
 Non-Compete                                   234,144              -
                                           -----------    -----------
    TOTAL ASSETS                           $21,716,440    $   620,689
                                           ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
  Accounts Payable - Related Parties       $   539,439    $   479,439
  Accounts Payable                           8,037,797         78,409
  Advances From Officer                         75,305        289,758
  Accrued Liabilities                        1,150,080        795,936
  Notes Payable - Related Party                937,273         18,773
  Capital Lease                                  2,344          2,344
  Common Stock to be Issued                    104,031         42,155
  Billings in Excess of Cost & Estimated
   Earnings on Uncompleted Contracts         2,908,834              -
  Note Payable - Purchase of Delta           8,865,907              -
  Notes Payable - Current Portion               11,602              -
  Line of Credit                                50,000         50,000
                                           -----------    -----------
   Total Current Liabilities                23,682,612      1,756,814
                                           -----------    -----------
 Long-Term Liabilities
  Note Payable - Long-Term                       3,028              -
  Earn-Out                                     848,022              -
                                           -----------    -----------
    TOTAL LIABILITIES                       24,533,662      1,756,814

Stockholders' Equity
  Preferred Stock ($.00001 par value,
   20,000,000 shares authorized, 0 and 0
   shares                                            -              -
   issued and outstanding)
  Common Stock ($.00001 par value,
   875,000,000 shares authorized, 1,469,436
   and 1,446,463  shares issued and outstanding)    15             15
  Additional Paid in Capital                   507,937         79,952
   Accumulated Deficit                      (2,325,174)    (1,216,092)
                                           -----------    -----------
   Total Stockholders' Equity               (1,817,220)    (1,136,125)

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                $21,716,440    $   620,689
                                           -----------    -----------
               The accompanying notes are an integral
                 part of these financial statements.

                         IRON EAGLE GROUP, INC.
                  Consolidated Statements of Operations
              For the Three and Six Months Ended June 30, 2011 and 2010
                                (Unaudited)

                                        Three Months Ended     Six Months Ended
                                       -------------------  ----------------------
                                         June 30,  June 30,   June 30,     June 30,
                                           2011      2010      2011         2010
                                       -----------  ------  -----------  ---------
Revenue                                $11,105,870  $    -  $23,353,436  $       -
Cost of Revenue                         10,587,682       -   21,999,625          -
                                       -----------  ------  -----------  ---------
Gross Profit                               518,188       -    1,353,811          -
                                       -----------  ------  -----------  ---------

Operating expenses:
  Selling, General and Administrative      214,394       -      512,328        172
  Depreciation                              26,529       -       79,588          -
  Compensation Expense                     540,495       -      870,058     50,000
  Professional Fees                        361,474       -      620,357          -
  Professional Fees to Related Parties      60,000       -       60,000     60,000
                                       -----------  ------  -----------  ---------
Total Operating Expenses                 1,202,892       -    2,142,331    110,172
                                       -----------  ------  -----------  ---------
Net Operating Income (Loss)               (684,704)      -     (788,520)  (110,172)

Other Income (Expense):
  Non-Compete Amortization                 (37,500)      -      (65,856)         -
  Increase in Present Value of Earn-out    (19,913)      -      (34,700)         -
  Interest Expense                        (155,920)   (782)    (220,001)    (1,564)
                                       -----------  ------  -----------  ---------
Net Income (Loss) Before Income Taxes  $  (898,037) $ (782) $(1,109,077) $(111,736)
                                       ===========  ======  ===========  =========

Basic and Diluted Loss per Share       $     (0.61) $(0.78) $     (0.76) $ (111.74)
                                       ===========  ======  ===========  =========
Weighted Average Shares Outstanding:
  Basic and Diluted                      1,469,004   1,000    1,462,186     1,000




                    The accompanying notes are an integral
                      part of these financial statements.

                              IRON EAGLE GROUP, INC.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2011 and 2010
                                  (Unaudited)

                                          Six Months       Six Months
                                            Ended             Ended
                                         June 30, 2011    June 30, 2010
                                         --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (Loss)                               $(1,109,077)     $  (111,736)
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation & Amortization Expense        145,444                -
   Stock Issued for Services                  427,980                -
   Increase in Goodwill                    (4,727,150)               -
   Increase in Non-Compete                   (300,000)               -
   Increase in Contracts Receivable       (12,263,762)               -
   Increase in Costs & Estimated Earnings
    in Excess of Billings                    (484,187)
  (Increase) in Deposits                     (137,340)               -
  (Increase) in Other Prepaid Assets          (64,443)               -
  (Increase) in Prepaid Tax Deposits         (207,099)               -
  Increase in Accounts Payable-Related Party   60,000           71,143
  Increase (Decrease) in Accounts Payable   7,959,388          (10,971)
  Increase in Advances from Officer          (214,453)               -
  Increase in Accrued Liabilities             354,144           50,000
  Increase in Capital Lease                         -                -
  Increase in Billings in Excess of Cost
   & Estimated Earnings                     2,908,834                -
  Increase in Earn Out                        848,022                -
                                          -----------      -----------
   Net Cash (Used) by Operating Activities (6,803,699)          (1,564)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Fixed Assets Acquired in the Purchase
   of Delta                                  (329,597)               -
  Cash Paid for Acquisition of Delta                -                -

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Note Payable - Purchase of Delta          8,865,907                -
  Increase in Common Stock to be Issued        61,876                -
  Increase in Note Payable - Related Party    918,500            1,564
  Increase in Note Payable                     14,630                -
                                          -----------      -----------
    Net Cash Provided by Financing
     Activities                             9,860,913            1,564
                                          -----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS   2,727,617                -

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                           976               -
                                          -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $ 2,728,593     $         -
                                          ===========     ===========
SUPPLEMENTAL NON-CASH DISCLOSURES:
 Stock Issued for Services                $   423,735     $         -
                                          ===========     ===========
 Cash Paid for Interest Expense           $         -     $         -
                                          ===========     ===========
Cash Paid for Income Taxes                $         -     $         -
                                          ===========     ===========

                  The accompanying notes are an integral
                   part of these financial statements.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 1 - Nature of Activities, History and Organization

Iron Eagle Group, Inc. (formerly Pinnacle Resources, Inc.) ("Iron Eagle" or the "Company") was incorporated under the laws of Wyoming in January 1995. In March 2010, the Company re-domiciled in Delaware and changed its name to Iron Eagle Group, Inc. As of April 2009, the Company has discontinued all mining and exploration activities.

Iron Eagle provides construction and contracting services in the infrastructure, commercial, and government markets. Iron Eagle's management consists of business leaders in construction, government contracting, defense, finance, operations, and business development. Iron Eagle intends to benefit from the $100+ billion in annual government infrastructure spending to rebuild the nation's schools, roads, bridges, airports, highways, power plants, military bases, dormitories, public transit, etc. (Source: "Construction Outlook 2011" report McGraw-Hill Construction). In addition, according to www.recovery.org, the purpose of the $787 billion federal recovery package is to jump-start the economy to create and save jobs and over $100 billion has been allocated to improve the nation's infrastructure. T-here can be no assurance that the Company will not encounter problems as it attempts to implement its business plan.

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

Iron Eagle entered into a share exchange agreement to acquire 100% of the outstanding common stock of Iron Eagle Group (a Nevada corporation) ("Iron Eagle Nevada"). On August 18, 2010, Iron Eagle issued
1,167,162 shares of common stock in exchange for a 100% equity interest in Iron Eagle Nevada. As a result of the share exchange, Iron Eagle Nevada became the wholly owned subsidiary of Iron Eagle. The shareholders of Iron Eagle Nevada owned a majority of the voting stock of Iron Eagle. Therefore, the transaction was regarded as a reverse merger whereby Iron Eagle Nevada was considered to be the accounting acquirer as its shareholders retained control of Iron Eagle after the exchange, although Iron Eagle is the legal parent company. The share exchange was treated as a recapitalization of Iron Eagle. As such, Iron Eagle Nevada (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Iron Eagle had always been the reporting company and then on the share exchange date, reorganized its capital stock.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 1 - Nature of Activities, History and Organization (Continued)

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

On August 16, 2011, the registrant's 8-for-1 reverse split of its outstanding common stock will be effective. All prices and shares for this filing reflect that split.

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

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 1 - Nature of Activities, History and Organization (Continued)

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

Use of Estimates:
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at
the date of the consolidated financial statements.   Estimates also
affect the reported amount of revenues and expenses during the
reporting period.   Accordingly, actual results could differ from those
estimates.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 1 - Nature of Activities, History and Organization (Continued)

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

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 1 - Nature of Activities, History and Organization (Continued)

The inclusion of the Company's warrants, which are considered common stock equivalents as of June 30, 2011 and 2010, in the earnings (loss) per share computation has not been included because the results would be anti-dilutive under the treasury stock method, as the Company incurred a net loss in the periods presented.

Comprehensive Income (Loss):
---------------------------
ASC 220 "Comprehensive Income" (formerly SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130")), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the six months ended June 30, 2011 and 2010, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the six months ended June 30, 2011 and 2010.

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

Contracts Receivable:
--------------------
The Company provides an allowance for doubtful accounts equal to
estimated bad debt losses.   The estimated losses are based on
historical collection experience, together with a review of the current
status of the existing receivables.   Normal contracts receivable are
due 30 days after the issuance of the invoice. Contract retentions are due 30 days after the completion of the project and acceptance by the owner.

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

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 1 - Nature of Activities, History and Organization (Continued)

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

Advertising:
-----------
Advertising costs are expensed as incurred. Advertising expense for the six months ended June 30, 2011 and 2010 was $ 0 and $ 0.

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

Fair Value of Financial Instruments:
-----------------------------------
In accordance with the reporting requirements of ASC 820 "Fair Value Measurement and Disclosure" (formerly SFAS No. 157, "Disclosures About Fair Value of Financial Instruments"), the Company calculates the fair

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 1 - Nature of Activities, History and Organization (Continued)

value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. As of June 30, 2011 and December 31, 2010 the Company did not have any financial instruments other than cash and cash equivalents.

NOTE 2 - CONTRACT RECEIVABLES

The Company's contract receivables as of June 30, 2011 and December 31, 2010 are as follows:

                                    June 30, 2011   December 31, 2010
                                    --------------   -----------------
Contracts Receivable - Billed & Due    $ 7,817,946       $         -
Contracts Receivable - Retainage         4,595,816                 -
 Less: Allowance for Doubtful Accounts    (150,000)                -
                                       -----------       -----------
Total                                  $12,263,762       $         -
                                       ===========       ===========

NOTE 3 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company's Costs and estimated earnings on uncompleted contracts as of June 30, 2011 and December 31, 2010 are as follows:

                                    June 30, 2011   December 31, 2010
                                    --------------   -----------------
Costs Incurred on Uncompleted
 Contracts                           $ 85,885,873      $          -
Estimated Earnings                      6,131,945                 -
                                     ------------      ------------
                                       92,017,818                 -
Less Billings to Date                 (94,442,465)                -
                                     ------------      ------------
Total                                $ (2,424,647)     $          -
                                     ============      ============

The following amounts are included in the accompanying consolidated balance sheets under the following captions:

                                    June 30, 2011   December 31, 2010
                                    --------------   -----------------
Costs and estimated earnings in
 excess of billings on uncompleted
 contracts                           $    484,187       $          -

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 3 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
(Continued)

Billings in excess of costs and
 estimated earnings on uncompleted
 contracts                            (2,908,834)                  -
                                     -----------        ------------
Total                                $(2,424,647)        $          -
                                     ===========        ============
NOTE 4 - PREPAID EXPENSES

The Company has entered into contracts for investor relations and consulting services to assist in the financing and purchasing of construction related entities. All services were prepaid with Company shares and warrants that vested immediately. The values of the services to be rendered are amortized on a straight line basis each month over the terms of the contract service periods. The services remaining to be provided as of June 30, 2011 and December 31, 2010 are reflected as a prepaid asset. The gross prepaid expense as of June 30, 2011 and December 31, 2010 is $1,288,054 and $827,860. The net prepaid expense as of June 30, 2011 and December 31, 2010 is $650,691 and $611,563, reflecting amortization for the three months ended June 30, 2011 of $218,214 and the year ended December 31, 2010 was $216,297. There were no amounts prepaid as of June 30, 2010.


NOTE 5 - FIXED ASSETS

Fixed assets at June 30, 2011 and December 31, 2010 consist of the following:

                                            June 30,   December 31,
                                               2011          2010
                                           ---------       -------
Office Equipment and Furniture             $ 172,146       $17,864
Tools and Equipment                          324,861             -
Computer Equipment                           157,317             -
Vehicles                                     387,119             -
Leasehold Improvements                        21,885             -
                                           ---------       -------
  Subtotal                                 1,063,328        17,864
Accumulated Depreciation                   (811,169)      (15,714)
                                           ---------       -------
Total                                      $ 252,159       $ 2,150
                                           =========       =======

Fixed assets are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.
Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to seven years.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 5 - FIXED ASSETS (Continued)

Depreciation expense for the six months ended June 30, 2011 and 2010 was $79,588 and $0, respectively.


NOTE 6 - INTANGIBLE ASSETS & EARN OUT RELATED TO THE ACQUISITION
          OF DELTA

The aggregate purchase price paid by the Company for the purchased membership interests consisted of:

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

The identifiable intangible assets are being amortized over their respective useful lives of the non-compete agreement, which is two years. During the six months ended June 30, 2011, the Company recorded amortization expense of $65,856 related to the non-compete agreement.

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

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 6 - INTANGIBLE ASSETS & EARN OUT RELATED TO THE ACQUISITION
          OF DELTA (Continued)

During the six months ended June 30, 2011, the Company noted no indications of impairment or triggering events to cause a review of goodwill for potential impairment and will conduct its annual goodwill
testing during the fourth quarter of 2011.   There was no goodwill at
December 31, 2010.


NOTE 7 - RELATED PARTY TRANSACTIONS

The Company entered into an agreement on November 15, 2009 with Belle Haven Partners, LLC ("Belle Haven") to assist Iron Eagle Nevada with business development planning, raising additional capital, and accessing the public markets. One of Belle Haven's principals is also on Iron Eagle's management team, and the entities have common ownership. Iron Eagle Nevada agreed to pay Belle Haven $20,000 per month starting September 1, 2009, as well as to reimburse them for all out-of-pocket expenses. As discussed in Note 13, Belle Haven agreed to waive their compensation earned by them during the first quarter of 2011. The compensation expense to Belle Haven began to accrue again as
of April 1, 2011.   As of June 30, 2011 and December 31, 2010, the
Company had accrued $539,439 and $479,439, respectively in amounts due to Belle Haven.


The Company also leases its New York, New York facility under a rental agreement that has a one year lease starting September 1, 2010 for $2,100 a month with Belle Haven Capital, LLC, an entity which is owned by the Company's current Chief Executive officer.

On December 31, 2009, the Company entered into two note agreements with Jason Shapiro, the Company's current Chief Executive Officer, for a total of $15,000. These notes, which bear a 10% interest rate, were originally due on June 30, 2010, and have been extended until June 30, 2011. The Company also owes Jason Shapiro, its current Chief Executive Officer, $53,323 as of June 30, 2011 and $271,259 as of December 31, 2010 for operating expenses, which, in general include professional fees for audit, legal and investor relations.

On March 8, 2011, the Company entered into note agreements with two related parties (the Company's former Chairman of the Board and the Company's Executive Vice President) for receipt of $60,000 cash for working capital purposes. These notes have similar terms and bear an interest rate of 10% and are due in full upon the earlier of the registrant receiving at least $75,000 of funding or 90 days of issuance
with renewable 30 day periods, at the holder's sole discretion.   As of
August 15, 2011, these notes have not been repaid.

On March 17, 2011, the Company converted $250,000 of the "Advances from Officer" from the Company's CEO into a note agreement. The note bears an interest rate of 10% and is due December 15, 2011. Should the note

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

not be repaid in it's entirely by December 15, 2011, it will be considered to be in default and the interest rate shall increase to 15%.

On May 19, 2011, Mr. Sabio purchased for a consideration of $500 from Jason M. Shapiro and Jake Shapiro an aggregate of 62,500 shares of Iron Eagle common stock (31,500 shares purchased from each). Mr. Sabio has agreed not to sell or offer to sell such shares or other shares of common stock they own in Iron Eagle for a period of 12 months following the completion of this offering, except as per a Board approved lock-up agreement. In addition, in accordance with an agreement we entered into with Mr. Sabio on May 19, 2011, effective upon completion of this offering, Mr. Sabio waived and relinquished $151,250 of Iron Eagle cash and stock compensation obligations that accrued for the benefit of Mr. Sabio during the three month period ended March 31, 2011.

As of June 30, 2011, the Company owes Sycamore's sole member $600,000 for loans and advances previously made to it prior to the date of Iron Eagle's January 2011 acquisition.


NOTE 8 - ACCRUED COMPENSATION

The Company has entered into employment agreements with the Company's management team, as outlined in Note 13. As of June 30, 2011 and December 31, 2010, no cash compensation has been paid, and the Company has accrued amounts pursuant to these agreements.


NOTE 9 - LINE OF CREDIT

The Company has a $50,000 line of credit with a major U.S. financial institution. The current balance is $50,000 plus accrued interest of $469 and carries an interest rate of 6.25%.


NOTE 10 - DEBT ISSUANCES

On March 8, 2011, the Company entered into a note agreement with Alliance Advisors for $7,500 as consideration for receipt of cash by the Company. This note has an interest rate of 12% and is due upon the earlier of June 8, 2011 or the registrant receiving at least $100,000 of funding, unless renewed.

On March 8, 2011, the Company has entered into note agreements with the Company's CEO Chairman of the Board and the Company's Executive Vice President for a total of $60,000, as outlined in Note 7.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

On March 17, 2011, the Company converted $250,000 of the "Advances from Officer" from the Company's CEO into a note agreement, as outlined in
Note 7.

On January 21, 2011, as part of the purchase price of Delta Mechanical, the Company issued a buyer note of $ 9,000,000 to Bruce A. Bookbinder ("Buyer Note") which was subsequently adjusted to $8,675,463 pursuant to a working capital adjustment. The Buyer Note is secured by the Company's membership interest in Sycamore Enterprises LLC, Delta Mechanical's parent. The due date for the Buyer Note is June 2, 2011, which was subsequently extended to September 2, 2011. Unless extended, there is a possibility that the Mr. Bookbinder may exercise his right to the collateral and thus the Company may lose its entire equity investment in Delta, if the note is not paid in full by September 2, 2011. This would have a significant adverse effect of the Company and its operations. The Company's management team is in good relations with Bruce Bookbinder and is in discussions about extending the due date of the Buyer Note.


NOTE 11 - EQUITY

In December 2009, Iron Eagle Nevada issued 1,000 shares pursuant to the "Founder's Agreement" dated December 1, 2009. Three of the founders contributed intellectual capital in exchange for 81.639% of the shares. As no specific intangible assets were identified, the sales were valued at par. 18.36% of the shares of Iron Eagle Nevada were issued in change for 200,000 shares of The Saint James Company. The fair value of the shares obtained, based upon level 3 fair value inputs was $0. The shares are restricted as to their transferability.

The Company entered into a share exchange agreement to acquire 100% of the outstanding common stock of Iron Eagle Group, (a Nevada corporation) ("Iron Eagle Nevada"). On August 18, 2010, Iron Eagle issued 1,167,162 shares of common stock in exchange for a 100% equity interest in Iron Eagle Nevada. As a result of the share exchange, Iron Eagle Nevada became the wholly owned subsidiary of Iron Eagle. As a result, the shareholders of Iron Eagle Nevada owned a majority of the voting stock of Iron Eagle. The transaction was regarded as a reverse merger whereby Iron Eagle Nevada was considered to be the accounting acquirer as its shareholders retained control of Iron Eagle after the exchange, although Iron Eagle is the legal parent company. The share exchange was treated as a recapitalization of Iron Eagle. As such, Iron Eagle Nevada (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Iron Eagle had always been the reporting company and then on the share exchange date, reorganized its capital stock. At the time of the exchange transaction, Iron Eagle had assets of approximately $830,065 and equity of approximately $49,967 and Iron Eagle Nevada had assets of approximately $10,000 with a deficit of approximately $(382,707).

In March, 2010, the Company re-domiciled from Wyoming to Delaware. Also at this time, the terms of its preferred shares was changed from

                 IRON EAGLE GROUP, INC.
      Notes to the Consolidated Financial Statements
      For the Six Months Ended June 30, 2011 and 2010

NOTE 11 - EQUITY (Continued)

$.01 to $.00001. It also changed its total authorized preferred shares from 2,000,000 to 20,000,000. No preferred shares are issued or outstanding as of June 30, 2011 and December 31, 2010, respectively.

Stock Issued for Services
-------------------------

On May 1, 2010, the Company entered into a one year consulting agreement with an individual for investor relations services. In satisfaction of the agreement, the Company issued 25,000 shares of the Company's common stock at a per share price of $9.60. The portion of services that have not been utilized are recorded as a prepaid expense as of June 30, 2011 and December 31, 2010.

On May 4, 2010, the Company entered into a consulting agreement with a website development firm. In satisfaction for the agreement, the Company issued 625 shares of the Company's common stock at a per share price of $9.60.


On May 4, 2010, the Board appointed Gary Giulietti as a Director and granted him 5,208 shares of the Company's common stock at a per share price of $9.60, which vested immediately.

On May 4, 2010, the Company entered into a one year consulting agreement with an investor relations firm. In satisfaction for the agreement, the Company issued 13,594 shares of the Company's common stock at a per share price of $9.60 and a 5 year warrant to purchase up to 13,594 shares with an exercise price of $10.56 per share. The shares issued vested immediately. The fair value of the warrant was $124,703. The Company has received three months of services under this agreement, and the remaining services are currently on hold pending the Company's decision to resume services. The portion of services that have not been utilized are recorded as a prepaid expense as of June 30, 2011 and December 31, 2010.

On June 5, 2010, the Company entered into a three year consulting agreement with an individual to help the Company obtain financing and related services. The value of the services to be received is $400,000 a year. In satisfaction for the agreement, the Company issued 125,000 shares of the Company's common stock, resulting in a per share price of $3.20. The portion of services that have not been utilized are recorded as a prepaid expense as of June 30, 2011 and December 31, 2010.

On July 16, 2010, the Board appointed Joseph Antonini as a Director and granted him 4,808 shares of stock, valued at $10.40 a share, which vested immediately.

On August 31, 2010, the Company entered into a non-exclusive agreement with Aegis Capital Corp., an investment bank, to act as their

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 11 - EQUITY (Continued)

underwriter with respect to a forthcoming public offering. In connection with this agreement the company issued 3,572 shares of stock, valued at $8.40 a share, which vested immediately.

On February 4, 2011, the registrant executed a consulting agreement with IPX Capital, LLC ("IPX"). Pursuant to the agreement, the Company granted IPX 15,625 common shares valued at $6.40 per common share, which vested immediately. A success fee of $100,000 in cash will be due upon raising up to $40,000,000, plus an additional 1% of any capital raised in excess of $40,000,000. An additional 15,625 shares will be earned and vest upon the completion of raising the necessary capital to find the Company's first acquisition.

On March 1, 2011, the Company entered into an investor relations consulting agreement with Alliance Advisors, LLC. Pursuant to the 15 month agreement, the Company will issue 15,000 restricted shares over the term of the agreement, including 5,000 to be issued within the first 30 days of the agreement. In March 2011, the Company issued 5,000 shares of common stock, valued at $8.08 a share, which vested immediately. The agreement also provides for cash fees beginning on the fourth month of service. The fees range from $5,000 a month to $8,500 a month, with the escalations occurring upon closing of a financing transaction of $10 million or more and upon a successful listing on the American Stock Exchange of NASDAQ.

On March 1, 2011, the Company entered into a 12 month consulting agreement with Hayden IR to provide corporate investor and public relations services. Pursuant to the agreement, the Company will issue 9,375 shares of common stock within 30 days of engagement. In March 2011, the Company issued the 9,375 shares, valued at $8.08 a share, which vested immediately. The agreement provides for no monthly cash fee for the first six months of service. In months seven through twelve, assuming a funding event of $10 million or more occurs, the fees will be $7,000 per month. If the Company does not raise enough money to pay the fee, an additional 9,375 shares of restricted common stock will be issued to Hayden IR within 30 days following the sixth month of engagement.

On March 1, 2011, the Company entered into a consulting agreement with RJ Falkner & Company, Inc. ("Falkner") to prepare and distribute "Research Profile" reports to over 9,500 investment professionals on a recurring basis, follow-up with investment professionals and investors on a continuing basis, and respond to inquiries from brokers, money

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 11 - EQUITY (Continued)

managers and investors. The Company will pay Falkner a monthly retainer fee of $5,000 payable in restricted shares of common stock, payable each month in advance, calculated on the average closing price of the Company's stock during the prior 20 market trading days, which was 962 shares at $10.40 a share for the first two months of service. In addition, the Company issued Falkner a three-year option to purchase 10,625 shares of the Company's common stock, at an exercise price that is equivalent to the last trade price of the Company's common stock on the date prior to the start date of the consulting agreement, which was $8.08 a share.

On March 1, 2011, the Company entered into a media production and placement services agreement with NewsUSA ("NUSA") to provide national media exposure for the Company. NUSA will provide the Company with $500,000 of media credit to be used in the placement of print and radio features obtained by NUSA on behalf of the Company. Pursuant to the agreement, the Company was to issue $125,000 of restricted common shares valued at the 30 day weighted average price as of the effective day of the agreement. In March 2011, pursuant to this agreement, the Company issued 12,019 shares of stock, valued at $10.40 a share, which vested immediately. For every release after the first media release, for each $25,000 of media credit utilized, the Company shall debit the guaranteed media credit by $22,500 and pay the remaining $2,500 in cash.

On March 13, 2011, the Company granted 5,966 shares of stock to Gary Giulietti, as compensation for his services as a director of the Company from the time period of May 4, 2010, the date Mr. Giulietti joined the board of directors, to March 31, 2011. These shares were valued at $7.60 a share.

On March 13, 2011, the Company granted 4,650 shares of stock to JEA Energy LLC, a firm 100% owned by Joseph Antonini, as compensation for his services as a director of the Company from the time period of July 16, 2010, the date Mr. Antonini joined the board of directors, to March 31, 2011. These shares were valued at $7.60 a share.

On May 5, 2011, pursuant to a Board of Directors authorization, the Company granted 625 common shares to Solar Flash Partners, LLC, a firm 100% owned by attorney Ron Levy as consideration for Mr. Levy's legal services. These shares were valued at $6.80 per common share.

There are no other stock option or other equity based compensation
plans.   As of June 30, 2011 and December 31, 2010, the Company has
accrued $79,031 and $79,031 in shares to be issued to Mr. Bovalino and Mr. Hoffman pursuant to these compensation agreements.

Please see NOTE 16 - Subsequent Events for share and equity based issuances after June 30, 2011.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 11 - EQUITY (Continued)

Purchase of Marketable Securities
---------------------------------
On March 15, 2011, the Company purchased  31,250 common shares of the
registrant from Galileo Partners, LLC for $100.   Galileo Partners is
an investment firm where Steven Antebi, a non-affiliate, is the president and chief executive officer.

Warrants:
--------
As described above, on May 4, 2010, the Company entered into a one year consulting agreement with an investor relations firm. In satisfaction for the agreement, the Company issued 13,594 shares of the Company's common stock at a per share price of $9.60 and a 5 year warrant to purchase up to 13,594 shares with an exercise price of $10.56 per share. The fair value of the warrant was $124,703. The fair value of the warrant was determined using the Black Scholes option pricing model with the following assumptions:

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 11 - EQUITY (Continued)

Risk free interest rate                            2.57%
Volatility                                          333%
Dividend                                              0
Weighted average expected life                   5 years

As described above, on March 1, 2011, the Company entered into a one year consulting agreement with RJ Falkner & Company, Inc. ("Falkner"). As part of the agreement, the Company issued Falkner a three-year option to purchase 10,625 shares of the Company's common stock, at an exercise price of $8.08 a share. The fair value of the warrant was $75,219. The fair value of the warrant was determined using the Black Scholes option pricing model with the following assumptions:

Risk free interest rate                            1.15%
Volatility                                          177%
Dividend                                              0
Weighted average expected life                    3 years

The following schedule summarizes the Company's warrant activity since inception through June 30, 2011:

                                          Weighted    Weighted
                                           Average     Average    Aggregate
                                          Exercise    Remaining   Intrinsic
                                Warrants    Price       Term        Value
                                --------   --------    ---------   ---------
Outstanding at November 9, 2009        -          -            -           -
Warrants granted during 2010      13,594   $  10.56      $  3.50           -
Warrants exercised                     -          -            -           -
Warrants expired                       -          -            -           -
                                 -------   --------      -------     -------
Outstanding at December 31, 2010  13,594   $  10.56         3.50           -
                                 =======   ========      =======     =======
Warrants granted during Q1 2011   10,625   $   8.08      $  2.67           -
Warrants exercised                     -          -            -           -
Warrants expired                       -          -            -           -
                                 -------   --------      -------     -------
Outstanding at June 30, 2011      24,219   $   9.47         3.14           -
                                 =======   ========      =======     =======

NOTE 12 - INCOME TAXES

The Company has adopted ASC 740-10 "Income Taxes" (formerly SFAS No. 109, "Accounting for Income Taxes"), which requires the use of the liability method in computation of income tax expense and the current and deferred income tax payable (deferred tax liability) or benefit

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 12 - INCOME TAXES (Continued)

(deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company's net deferred tax amounts as of June 30, 2011 and December 31, 2010, are as follows:

Deferred Tax Asset Related to:

                                June 30, 2011    December 31, 2010
                                --------------    -----------------
Prior Year
   Tax Benefit for Current Year
Total Deferred Tax Asset           $ 304,023           $  67,743
                                     276,207             236,280
                                   ---------           ---------
                                     580,230             304,023
   Less: Valuation Allowance        (580,230)           (304,023)
                                   ---------           ---------
     Net Deferred Tax Asset        $       -           $       -
                                   =========           =========

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,320,924 and $1,216,092 at June 30, 2011 and December 31, 2010, and will expire in the years 2029 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2011 and December 31, 2010.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Cash Bonus Plan:
---------------------
On May 19, 2011, our board approved a cash bonus plan pool for our senior executive officers. Under the terms of the cash bonus plan, our senior executive officers would be entitled to receive 10% of the consolidated net pre-tax profits of Iron Eagle for each of the four consecutive 12 month periods from April 1 to March 31, commencing April 1, 2011 and ending March 31, 2015. Any bonus payments due for each of the 12 month measuring periods ending March 31st are payable on or before July 31st in each of 2012 through 2015, inclusive; provided, that not more than $1,000,000 may be paid under the cash bonus plan pool with respect any one of the four 12 month measuring periods ending March 31, 2012 through March 31, 2015.

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

On November 29, 2010, the board of directors appointed Jason M. Shapiro, secretary and director, as chief executive officer and chief financial officer. As of that date, Mr. Shapiro no longer served as executive vice president of corporate strategy. Effective January 1, 2011, the registrant entered into an employment agreement with Mr. Shapiro. The term of the employment agreement is four years with an automatic renewal on an annual basis thereafter. The employment agreement provides for an initial annual base salary of $225,000 in cash and 9,375 shares per year. The agreement also provides for an annual incentive of 100% of his base salary payable.

On May 19, 2011, Mr. Shapiro agreed to waive and relinquish an additional $75,000 of accrued cash and stock compensation that accrued during the three month period ended March 31, 2011. Mr. Shapiro also agreed, that upon a $10,000,000 equity raise by the Company, to convert an aggregate of $221,250 of cash and stock compensation owed to him that had accrued through December 31, 2010 into an aggregate of 55,313 additional shares of common stock.

On May 24, 2011, we entered into a new employment agreement with Mr. Shapiro that is effective as of April 1, 2011 and expires on March 31, 2015, with annual renewals thereafter, unless previously terminated by either party. Pursuant to such employment agreement, Mr. Shapiro agreed to serve as our chief executive officer, chief financial officer and a member of our board of directors. Such employment agreement provides for an annual base salary of $225,000 through December 31, 2011, with minimum increases in such base salary of $25,000 per year in each of calendar 2012, 2013 and 2014, and thereafter. In addition under the terms of his employment agreement, Mr. Shapiro will be entitled to participate in 25% of our cash bonus plan pool and will be entitled to receive other incentive bonuses of up to 100% of his base salary, payable in such amounts and at such times as determined in the sole discretion of the compensation committee of the board of directors.


Sabio Employment Agreement
--------------------------
Mr. Sabio was hired as executive vice president of business development in November 2010. Effective January 1, 2011, the registrant entered into an employment agreement with Mr. Sabio. The term of the employment agreement is four years with an automatic renewal on an annual basis thereafter. The employment agreement provides for an initial annual base salary of $200,000 in cash and 6,250 shares in the registrant as well as a signing bonus of $71,000 in cash and 8,875 shares in the registrant. The agreement also provides for an initial annual incentive of $50,000 in cash and 9,375 shares in the registrant. Mr. Sabio's compensation, signing bonus, and other benefits will accrue until the registrant raises the necessary capital to fund its first acquisition or acquisitions and the raise is at least $10,000,000.

On May 19, 2011, Mr. Sabio agreed to waive and relinquish all cash and stock compensation, aggregating $151,250, that accrued under the consulting agreement for the three month period ended March 31, 2011, represented by the $71,000 cash signing bonus, 8,875 shares of common stock having a contractual value of $30,250 and $50,000 of accrued salary. On May 24, 2011, we entered into a new employment agreement with Mr. Sabio that is effective as of April 1, 2011 and expires on March 31, 2015, with annual renewals thereafter, unless previously terminated by either party. Pursuant to such employment agreement, Mr. Sabio agreed to continue to serve as our executive vice president of corporate development and a member of our board of directors. Such employment agreement provides for an annual base salary of $225,000 through December 31, 2011, with minimum increases in such base salary of $25,000 per year in each of calendar 2012, 2013 and 2014, and thereafter. In addition under the terms of his employment agreement, Mr. Sabio will be entitled to participate in 25% of the cash bonus plan pool and will be entitled to receive other incentive bonuses of up to 100% of his base salary, payable in such amounts and at such times as determined in the sole discretion of the compensation committee of the board of directors.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010
NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)
LoCurto Consulting Agreement
----------------------------
Mr. LoCurto was appointed as the chairman of the board of directors in
November 2010.   Effective January 1, 2011, the registrant entered into
a consulting agreement with Mr. LoCurto. The term of the consulting agreement is four years with an automatic renewal on an annual basis thereafter. The consulting agreement provides for an initial annual base fee of $250,000 in cash and 12,500 shares in the registrant as well as a signing bonus of $130,000 in cash and 16,250 shares in the registrant. The agreement also provides for an annual incentive of 100% of his base salary payable. Mr. Sabio's fee, signing bonus, and other benefits will accrue until the registrant raises the necessary capital to fund its first acquisition or acquisitions and the raise is at least
$10,000,000.   On July 12, 2011, the Company and Mr. LoCurto agreed to
terminate the consulting agreement waive his compensation and he accepted $67,500 for mutually agreeing to terminate his agreement with the Company. These amounts were not due nor were paid as of June 30, 2011.

Bovalino Employment Agreement
-----------------------------
Mr. Bovalino was hired as the registrant's chief executive officer in April 2010. In connection with his employment, the registrant entered into a 30 month employment agreement on April 26, 2010. The employment agreement provides for an annual base salary of $300,000, payable as $175,000 in cash and $125,000 in stock awards. The agreement also provides for an annual incentive of 100% of his base salary. Upon termination by the registrant for Cause or Employee's voluntary termination without Good Reason, Employee will receive a) three (3) months of Base Salary if such termination occurred within one (1) year of the signing of this Agreement or b) nine (9) months of Base Salary if such termination occurred over one (1) year from the signing of this Agreement. On September 13, 2010, the registrant amended the employment agreement with Mr. Bovalino. The amendment changed the allocation between cash and stock payments for base and bonus compensation, but had no impact on total compensation. Mr. Bovalino's cash based salary increased to $215,000 and stock based salary decreased to $85,000. The allocation of the annual incentive payment between cash and stock
changed to $175,000 and $125,000, respectively.   Mr. Bovalino resigned
from the Company on November 23, 2010.

Hoffman Employment Agreement
----------------------------
Mr. Hoffman was hired as the registrant's chief financial officer in May 2010. In connection with his employment, the registrant entered into a 24 month employment agreement on May 4, 2010. The employment agreement provides for an annual base salary of $225,000, payable as $125,000 in cash and $100,000 in stock awards. The agreement also provides for an annual incentive of 100% of his base salary payable in a ratio consistent with his base salary.
 On September 13, 2010, the registrant amended the employment agreement with Mr. Hoffman. The amendments changed the allocation between cash and stock payments for base and bonus compensation, but had no impact on total compensation. Mr. Hoffman's cash based salary increased to

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

$165,000 and stock based salary decreased to $60,000. The allocation of the annual incentive payment between cash and stock changed to
$125,000 and $100,000, respectively.   Mr. Hoffman resigned from the
Company on November 23, 2010.

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

Michael Bovalino resigned from the Company effective November 23, 2010.

Eric Hoffman resigned from the Company effective November 23, 2010.

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

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

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

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Accounting Guidance Issued But Not Adopted as of June 30, 2011
---------------------------------------------------------------
In December 2010, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

As of June 30, 2011 and December 31, 2010, the Company's financial assets and liabilities are measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs.

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND LIABILITIES
          (Continued)

                 Fair Value Measurement at June 30, 2011 Using:
                 -----------------------------------------------

                                          Quoted Prices
                                                In
                               Active Markets  Significant Other  Significant
                               For Identifical     Observable      Unobservable
                           June 30,      Assets        Inputs        Inputs
                             2011       (Level 1)    (Level 2)     (Level 3)
                          ----------   ----------   ----------     ----------
Assets:
Cash and Cash Equivalents $2,728,593   $2,728,593   $        -     $        -
                          ----------   ----------   ----------     ----------
                          $2,728,593   $2,728,593   $        -     $        -
                          ==========   ==========   ==========     ==========
Liabilities:
Note Payable -
Seller's  Note            $8,865,907   $        -   $        -     $8,865,907
 Capital Lease                 2,344            -            -          2,344
 Line of Credit               50,000            -            -         50,000
                          ----------   ----------   ----------     ----------
                          $8,918,251   $        -   $        -     $8,918,251
                         ==========   ==========   ==========     ==========

                 Fair Value Measurement at December 31, 2010 Using:
                 --------------------------------------------------

                                          Quoted Prices
                                                In
                                Active Markets  Significant Other  Significant
                               For Identifical     Observable      Unobservable
                          December 31,  Assets         Inputs        Inputs
                             2010      (Level 1)     (Level 2)      (Level 3)
                          ----------   ----------   ----------      ---------
Assets:
Cash and Cash Equivalents $      976   $      976   $        -      $       -
                          ----------   ----------   ----------      ---------
                          $      976   $      976   $        -      $       -
                          ==========   ==========   ==========      =========
Liabilities:
Capital Lease             $    2,344   $        -   $        -      $   2,344
Line of Credit                50,000            -            -         50,000
                          ----------   ----------   ----------      ---------
                          $   52,344   $        -   $        -      $  52,344
                          ==========   ==========   ==========      =========

                       IRON EAGLE GROUP, INC.
          Notes to the Consolidated Financial Statements
         For the Six Months Ended June 30, 2011 and 2010

NOTE 16 - SUBSEQUENT EVENTS

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

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed and the following items were noted:

In July and August, 2011, Iron Eagle sold an aggregate of 8 units of its securities to 4 investors, each unit consisting of:

(a) Iron Eagle's 13% 25,000 note due December 31, 2012,
(b) a Series A Warrant expiring December 31, 2012 entitling the holder to purchase 6,250 shares of common stock at an exercise price of $4.00 per share,
(c) a Series B Warrant entitling the holder to purchase an additional 6,250 shares of common stock at an exercise price of $4.00 per share, and
(d) a Series C Warrant entitling the holder to purchase an additional 31,250 shares of common stock at an exercise price of $0.08 per share.

The Series A Warrants and the Series B Warrants are identical in all respects except that

(i) the Series A Warrants may be exercised either for cash or by cancelling the Note,
(ii)  the Series B Warrants has certain cashless exercise features, and
(iii) the Series A Warrants provide, among other rights, for full-ratchet anti-dilution adjustments and the Series B Warrants provide for weighted-average anti dilution adjustments for lower priced issuances of common stock.

Both the Series A Warrants and the Series B Warrants included in the units sold are callable by Iron Eagle for $0.08 per warrant if the common stock trades at $20.00, for ten consecutive business days after the shares underlying the warrants are registered for resale under the Securities Act of 1933, as amended. As a result of its sale of the 6 units of securities, Iron Eagle received total proceeds of $200,000, less $20,000 paid in commissions and related expenses to certain broker/dealers, including Aegis Capital Corp., who acted as placement agents in connection with the sale of such securities. Iron Eagle used the proceeds of the sale of such securities solely to pay accrued and unpaid professional fees, and defray certain costs of this public offering, including fees payable to Nasdaq, additional professional fees, printing costs, travel expenses and fees payable to the selling agents and their counsel.

On July 20, 2011, Iron Eagle granted 5,000 shares of stock valued at $5.20 a share for a total value of $26,000 to Alliance Advisors as part of the contract entered into in March 2011 to provide investor relation services.

On July 20, 2011, Iron Eagle granted 1,216 shares of stock valued at $8.22 a share for a total value of $10,000 to RJ Falkner & Company, Inc. as part of the contract entered into with RJ Falkner & Company, Inc. in March 2011 to provide consulting services.

On July 20, 2011, Iron Eagle granted 2,841 shares of stock for a total value of $12,500 to Gary Giulietti, as compensation for his services as a director of Iron Eagle from the three months ended June 30, 2011.

On July 20, 2011, Iron Eagle granted 2,841 shares of stock for a total value of $12,500 to JEA Energy LLC, a firm 100% owned by Joseph
Antonini, as compensation for his services as a director of Iron Eagle from the three months ended June 30, 2011.

On July 20, 2011, Iron Eagle granted 12,500 shares of stock valued at $5.20 a share for a total value of $65,000 to Joseph LoCurto, the Company's former Chairman, as a result of loan made by Mr. LoCurto in March 2011.

On July 20, 2011, Iron Eagle granted 12,500 shares of stock valued at $5.20 a share for a total value of $65,000 to Jed Sabio, the Company's Executive Vice President of Business Development, as a result of loan made by Mr. Sabio in March 2011.

All of these issuances were made to accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

On August 12, 2011, the registrant's Form S-1 filed with the Securities and Exchange Commission for an offering up to 3,000,000 common shares was declared effective.

On August 16, 2011, the registrant's 8-for-1 reverse split of its outstanding common stock will be effective. All prices and shares for this filing reflect that split.

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

Results of Operations
---------------------

Backlog
The backlog as of June 30, 2011 was $32,300,000. During the three months ended June 30, 2011, the registrant has been awarded a number of new contracts totaling approximately $10.8 million.

A portion of anticipated revenue in any year is not reflected in its backlog at a certain time because some projects are awarded and performed in the same year. Delta Mechanical believes that approximately $6,000,000 of the existing backlog at June 30, 2011, is not reasonably expected to be completed during the 2011 calendar year.

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


Three Months Ended June 30, 2011 Compared to the Three Months Ended
June 30, 2010

Revenues
Total revenues for the quarter ended June 30, 2011 increased by $
11,105,900 as compared to $0 for the quarter ended June 30, 2010. The increase in revenue was due to the acquisition of Delta Mechanical.

Cost of Revenues
Cost of revenues for the quarter ended June 30, 2011 was $ 10,587,700 as compared to $0 for the quarter ended June 30, 2010. The increase in cost of revenues for the quarter ended June 30, 2011, as compared to June 30, 2010, was due to the acquisition of Delta Mechanical.

Gross Profit
Gross profit for the quarter ended June 30, 2011 was $518,200, or 4.7% of revenues, as compared to a gross profit of $0 for the quarter ended June 30, 2010. The increase in gross profits for the quarter ended June 30, 2011, as compared to June 30, 2010, was due to the acquisition of Delta Mechanical.

Operating Expenses
Selling, general and administrative expenses for the quarter ended June 30, 2011 was $ 214,400, as compared to $0 for the quarter ended June 30, 2010. This increase was primarily a result of the acquisition of Delta Mechanical.

Compensation expense for the three months ended June 30, 2011 was $540,500 compared to $0 for the three months ended June 30, 2010. This increase was primarily a result of the acquisition of Delta Mechanical and the addition of senior managers and board of directors. All compensation expense related to the registrant's officers has been accrued and not paid as of June 30, 2011.

Professional fees for the quarter ended June 30, 2011 was $421,474, as compared to $0 for the quarter ended June 30, 2010. This increase was primarily a result of the acquisition of Delta Mechanical and
consulting expenses.    $60,000 of these fees were incurred with a
related party.

Total operating expenses for the three months ended June 30, 2011 were $1,202,900 compared to $0 for the three months ended June 30, 2010. This increase was primarily a result of the acquisition of Delta
Mechanical.

We generated no bad debt expense during the three months ended June 30, 2011 nor for the three months ended June 30, 2010.

Other Income (Expense)
Other income (expense) for the quarter ended June 30, 2011 was $(213,333), as compared to $(782) for the quarter ended June 30, 2010. This increase in other income was a primarily a result of the acquisition of Delta Mechanical including $155,920 from interest expense on the seller note, $37,500 amortization from the non-compete of the seller, and $19,900 due to the increase of the present value of the earn-out payments.

Provision for Income Taxes
The provision for income taxes for the quarter ended June 30, 2011 was $0, as compared to the provision for income taxes of $0 for the quarter ended June 30, 2010.

Net Loss
As a result of the above mentioned items, the registrant reported a net loss of $898,000, or $0.61 per share-basic and diluted, for the quarter ended June 30, 2011, as compared to reported net loss of $782, or $0.78 per share-basic and diluted, for the quarter ended June 30, 2010.


Six Months Ended June 30, 2011 Compared to the Six Months Ended June
30, 2010

Revenue
Total revenue for six months ended June 30, 2011 increased by $23,353,400 as compared to $0 for the six months ended June 30, 2010. The increase in revenue was due to the acquisition of Delta Mechanical.

Cost of Revenue
Cost of revenue for the six months ended June 30, 2011 was $21,999,600 as compared to $0 for the six months ended June 30, 2010. The increase in cost of revenues for the six months ended June 30, 2011, as compared to June 30, 2010, was due to the acquisition of Delta Mechanical.

Gross Profit
Gross profit for the six months ended June 30, 2011 was $1,353,800, or 5.8% of revenues, as compared to a gross profit of $0 for the six months ended June 30, 2010. The increase in gross profits for the six months ended June 30, 2011, as compared to June 30, 2010, was due to the acquisition of Delta Mechanical.

Operating Expenses
Selling, general and administrative expenses for the six months ended June 30, 2011 was $512,300, as compared to $172 for the six months ended June 30, 2010. This increase was primarily a result of the acquisition of Delta Mechanical.

Compensation expense for the three months ended June 30, 2011 were $870,100 compared to $50,000 for the three months ended June 30, 2010. This increase was primarily a result of the acquisition of Delta Mechanical and the addition of senior managers and board of directors. All compensation expense related to the registrant's officers has been accrued and not paid as of June 30, 2011.

Professional fees for the six months ended June 30, 2011 was $676,100, as compared to $60,000 for the six months ended June 30, 2010. This increase was primarily a result of the acquisition of Delta Mechanical
and consulting expenses.   $60,000 of these fees in each period were
incurred with a related party.

Total operating expenses for the six months ended June 30, 2011 were $2,142,100 compared to $110,200 for the six months ended June 30, 2010. This increase was primarily a result of the acquisition of Delta
Mechanical.

We generated no bad debt expense during the six months ended June 30, 2011 nor for the six months ended June 30, 2010.

Other Income (Expense)
Other income (expense) for the six months ended June 30, 2011 was $(320,600), as compared to $(1,600) for the six months ended June 30, 2010. This increase in other income was a primarily a result of the acquisition of Delta Mechanical including $190,400 from interest expense on the seller note, $65,900 amortization from the non-compete of the seller, and $34,700 due to the increase of the present value of the earn-out payments.

Provision for Income Taxes
The provision for income taxes for the six months ended June 30, 2011 was $0, as compared to the provision for income taxes of $0 for the six months ended June 30, 2010.

Net Income
As a result of the above mentioned items, the registrant reported a net loss of $1,109,077, or $0.76 per share-basic and diluted, for the six months ended June 30, 2011, as compared to reported net loss of $111,700, or $111.74 per share-basic and diluted, for the six months ended June 30, 2010.

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

Liquidity and Capital Resources
-------------------------------
June 30, 2010 compared to December 31, 2010

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

During the six months ended June 30, 2010, we relied on loans from management and key shareholders. As of June 30, 2011, total cash and cash equivalents was $2,728,600 compared to the $0 reported as of June 30, 2010. This increase was primarily a result of the acquisition of Delta Mechanical.

Cash used by operations - Net cash used by operations was $(6,803,700) for the six months ended June 30, 2011, as compared to $0 for the six months ended June 30, 2010. This increase was primarily a result of the increase in accounts receivable due to the acquisition of Delta Mechanical.

Cash used in investing activities
Net cash used in investing activities was $(330,000) for the six months ended June 30, 2011 compared to $0 used in investing activities for the six months ended June 30, 2010. This increase was primarily a result of the acquisition of Delta Mechanical.

Cash provided by financing activities
Net cash provided by financing activities during the six months ended June 30, 2011 was $9,860,900 compared to $0 for the six months ended June 30, 2010. This increase was primarily a result of the acquisition of Delta Mechanical.

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

The registrant's bonding limits have been sufficient given the volume and size of the registrant's contracts. The registrant's surety may require that the registrant maintain certain tangible net worth levels, and may require additional guarantees if the registrant should desire increased bonding limits. At June 30, 2011, approximately $26,200,000 of the registrant's backlog of $32,300,000 is anticipated to be bonded.

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

Item 4.  Controls and Procedures

During the quarter ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sale of Securities and Use of Proceeds

On May 5, 2011, pursuant to a Board of Directors authorization, the Company granted 625 common shares to Solar Flash Partners, LLC, a firm 100% owned by attorney Ron Levy as consideration for Mr. Levy's legal services. These shares were valued at $6.80 per common share.

There are no other stock option or other equity based compensation
plans.   As of June 30, 2011 and December 31, 2010, the Company has
accrued $79,031 and $79,031 in shares to be issued to Mr. Bovalino and Mr. Hoffman pursuant to these compensation agreements.

In July and August, 2011, Iron Eagle sold to a total of 4 investors, an aggregate of 8 units of its securities; each unit consisting of:

(a) Iron Eagle's 13% 25,000 note due December 31, 2012,
(b) a Series A Warrant expiring December 31, 2012 entitling the holder to purchase 6,250 shares of common stock at an exercise price of $4.00 per share,
(c) a Series B Warrant entitling the holder to purchase an additional 6,250 shares of common stock at an exercise price of $4.00 per share, and
(d) a Series C Warrant entitling the holder to purchase an additional 31,250 shares of common stock at an exercise price of $0.08 per share.

The Series A Warrants and the Series B Warrants are identical in all respects except that

(i) the Series A Warrants may be exercised either for cash or by cancelling the Note,
(ii)  the Series B Warrants has certain cashless exercise features, and
(iii) the Series A Warrants provide, among other rights, for full-ratchet anti-dilution adjustments and the Series B Warrants provide for weighted-average anti dilution adjustments for lower priced issuances of common stock.

As a result of its sale of the 8 units of securities, Iron Eagle received total proceeds of $200,000, less $20,000 paid in commissions and related expenses to certain broker/dealers, including Aegis Capital Corp., who acted as placement agents in connection with the sale of such securities. Iron Eagle used the proceeds of the sale of such securities solely to pay accrued and unpaid professional fees, and defray certain costs of its proposed public offering, including fees payable to NASDAQ, additional professional fees, printing costs, travel expenses and fees payable to the selling agents and their counsel.


All of the above securities were issued to sophisticated investors pursuant to an exemption under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

    Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    101.INS**   XBRL Instance Document
    101.SCH**   XBRL Taxonomy Extension Schema Document
    101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document
    101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document
    101.LAB**   XBRL Taxonomy Extension Label Linkbase Document
    101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document
*  Filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 15, 2011

Iron Eagle Group, Inc.

By  /s/Jason M. Shapiro
    ------------------------
    Jason M. Shapiro
    Chief Executive Officer
    Chief Financial Officer