Form 10-Q/A
period 2011-06-30
Iron Eagle Group, Inc.
filed 2011-09-12
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            AMENDMENT 1 TO
                              FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2011
-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

                     Commission File Number 0-22965

                           Iron Eagle Group, Inc.
                 (Exact name of Registrant in its charter)

               Delaware                        27-1922514
    (State or other jurisdiction           (I.R.S. Employer
  of incorporation or organization)      Identification number)

   61 West 62nd Street, Suite 23F, New York, NY       10023
    -----------------------------------------      ----------
   (Address of Principal Executive Offices)        (Zip Code)

Registrant's Telephone Number, Including Area Code: (800) 481-4445

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]     Non-accelerated filer     [ ]
Accelerated filer       [ ]     Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

The number of outstanding shares of the registrant's common stock, September 12, 2011: Common Stock - 1,506,337

                        Explanatory Note

This Amendment 1 to the Form 10-Q for the quarter ended June 30, 2011 of the registrant, originally filed with the Securities and Exchange Commission on August 15, 2011 amends the original Form 10-Q in the manner described below.

Amendment 1 is being filed solely to attach the XBRL exhibits.

Pursuant to SEC rules, we have included currently-dated certifications from our chief executive officer and our chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2011

IRON EAGLE GROUP, INC.

By: /s/ Jason M. Shapiro
---------------------------
Jason M. Shapiro, Chief Executive Officer, Chief Financial Officer

Exhibits

    Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    101.INS**   XBRL Instance Document
    101.SCH**   XBRL Taxonomy Extension Schema Document
    101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document
    101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document
    101.LAB**   XBRL Taxonomy Extension Label Linkbase Document
    101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document
All above mentioned exhibits filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.