Form 10-Q
period 2011-09-30
Iron Eagle Group, Inc.
filed 2012-02-21
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period  ___________ to ____________.

Commission File Number 0-22965

IRON EAGLE GROUP, INC.

(formerly Pinnacle Resources, Inc.)

(Exact name of small business issuer as specified in its charter)

Delaware	27-1922514
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

61 West 62nd Street, Suite 23F, New York, NY 10023

(800) 481-4445

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes [X]   No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]  No [ X]

As of February 21, 2012, there were 7,780,568 shares of Common Stock of the issuer outstanding.

PART I -- FINANCIAL INFORMATION

Iron Eagle Group, Inc.

FORM 10-Q

INDEX

            Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets at September 30, 2011 and December 31, 2010

       4

  Consolidated Statements of Operations for the Three Months ended

    September 30, 2011 and 2010 and the Nine Months Ended

    September 30, 2011 and 2010

       6

  Consolidated Statements of Cash Flows for the Nine Months ended

    September 30, 2011 and 2010

       7

  Notes to Consolidated Financial Statements

       9

Item 2.  Management's Discussion and Analysis of Financial Condition

  and Results of Operations

     41

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     44

Item 4.  Controls and Procedures

     44

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     46

Item 1A. Risk Factors

     46

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     49

Item 3.  Defaults Upon Senior Securities

     49

Item 4.  (Removed and Reserved)

     49

Item 5.  Other Information

     49

Item 6.  Exhibits

     49

SIGNATURES

     50

IRON EAGLE GROUP, INC.

Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	September	December
	30, 2011	31, 2010
ASSETS
Current Assets
Cash	$ 5,396	$ 976
Other Prepaid Assets	458,800	427,192
Total Current Assets	464,196	428,168

Fixed Assets, Net of Accumulated Depreciation of $17,473 and $15,714	391	2,150
Other Prepaid Assets - Noncurrent	90,371	190,371
TOTAL ASSETS	$554,958	$620,689
	=======	=======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable - Related Parties	$ 599,439	$ 479,439
Accounts Payable	131,725	78,409
Advances from Officer	81,884	289,758
Accrued Liabilities	1,167,556	795,936
Notes Payable - Related Party	345,398	18,773
Notes Payable	153,820	-
Capital Lease	2,344	2,344
Common Stock to be Issued	79,031	42,155
Line of Credit	50,000	50,000
Total Current Liabilities	2,611,197	1,756,814
Long-Term Liabilities
Note Payable - Long-Term	-	-
TOTAL LIABILITIES	2,611,197	1,756,814

Continued on next page

IRON EAGLE GROUP, INC.

Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(Continued from previous page)

Stockholders' Equity
Preferred Stock ($.00001 par value, 20,000,000 shares authorized, 0 and 0 shares issued and outstanding)	-	-
Common Stock ($.00001 par value, 875,000,000 shares authorized, 1,630,288 and 1,446,463 shares issued and outstanding)	17	15
Additional Paid in Capital	924,415	79,952
Accumulated Deficit	(2,980,671)	(1,216,092)
Total Stockholders' Equity	(2,056,239)	(1,136,125)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 554,958	$ 620,689
	========	========

The accompanying notes are an integral part of these financial statements.

IRON EAGLE GROUP, INC.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue	$ 0	$ 0	$ 0	$ 0
Cost of Revenue	0	0	0	0
Gross Profit	0	0	0	0

Operating Expenses:
Selling, General and Administrative	460,943	275,761	698,363	325,933
Depreciation	1,759	0	1,759	0
Professional Fees	379,923	70,209	920,680	70,209
Professional Fees to Related Parties	60,000	32,100	120,000	92,100
Total Operating Expenses	902,625	378,070	1,740,802	488,242

Net Operating Income (Loss)	(902,625)	(378,070)	(1,740,802)	(488,242)

Other Income (Expense)
Interest Expense	(12,752)	(217)	(23,777)	(1,581)

Net Income (Loss) Before Income Taxes	$(915,377)	$(378,287)	$(1,764,579)	$(489,823)
Income Taxes	0	0	0	0
Loss from Continuing Operations	(915,377)	(378,287)	(1,764,579)	(489,823)

Discontinued Operations (Note 14)
Loss from Operations of Delta Mechanical	0	0	0	0
Income Tax Benefit	0	0	0	0

Net Loss
Basic and Diluted Loss per share	$ (0.61)	$ (0.51)	$ (1.20)	$ (1.96)
	========	========	=========	========
Weighted Average Shares Outstanding:
Basic and Diluted	1,501,259	745,330	1,475,435	249,940
	========	========	=========	========

The accompanying notes are an integral part of these financial statements.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(1,764,579)	$(489,823)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & Amortization Expense	1,759	-
Stock Issued for Services	676,193	30,000
(Increase) in Other Assets	-	(6,000)
Decrease (Increase) in Other Prepaid Assets	68,392	(704,896)
Decrease in Note Receivable	-	10,000
Increase in Accounts Payable - Related Party	120,000	204,439
Increase (Decrease) in Accounts Payable	53,316	73,600
Increase in Advances from Officer	(207,874)	234,567
Increase in Accrued Liabilities	371,620	547,398
Increase in Note Payable - Related Party	-	3,345
Increase in Capital Lease	-	809
Increase in stock to be issued	36,876	-
Net Cash (Used) by Operating Activities	(644,297)	(96,561)

CASH FLOWS USED IN INVESTING ACTIVITIES
Net Fixed Assets Acquired in Reverse Merger	-	(2,834)

Continued on next page

IRON EAGLE GROUP, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(Continued from previous page)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from Borrowing	488,587	-
Line of Credit Assumed in Reverse Merger	-	50,000
Recapitalization of Company	-	49,967
Contributed Capital	-	(1)
Share Issued in Repayment of Debt	8,142	-
Warrants Issued	160,230	-
Repurchase of Stock	(100)	-
Debt Payment	(8,142)	-
Net Cash Provided by Financing Activities	648,717	99,966
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,420	571

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	976	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 5,396	$ 571
	=========	========
SUPPLEMENTAL NON-CASH DISCLOSURES:
Stock Issued for Services	$ 676,193	$ 30,000
	=========	========
Cash Paid for Interest Expense	$ 2,690	$ -
	=========	========
Cash Paid for Income Taxes	$ -	$ -
	=========	========

The accompanying notes are an integral part of these financial statements.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 1 - Nature of Activities, History and Organization

Iron Eagle Group, Inc. (formerly Pinnacle Resources, Inc.) (“Iron Eagle” or the "Company") was incorporated under the laws of Wyoming in January 1995.  In March 2010, the Company re-domiciled in Delaware and changed its name to Iron Eagle Group, Inc.  As of April 2009, the Company has discontinued all mining and exploration activities.

Iron Eagle provides construction and contracting services in the infrastructure, commercial, and government markets.  Iron Eagle’s management consists of business leaders in construction, government contracting, defense, finance, operations, and business development. Iron Eagle intends to benefit from the $100+ billion in annual government infrastructure spending to rebuild the nation's schools, roads, bridges, airports, highways, power plants, military bases, dormitories, public transit, etc. (Source:  "Construction Outlook 2011" report McGraw-Hill Construction).  In addition, according to www.recovery.org, the purpose of the $787 billion federal recovery package is to jump-start the economy to create and save jobs and over $100 billion has been allocated to improve the nation's infrastructure.   There can be no assurance that the Company will not encounter problems as it attempts to implement its business plan.

On January 21, 2011, Iron Eagle Group, Inc. acquired all of the members' interests in Sycamore Enterprises, LLC, through Bruce A. Bookbinder’s membership interests (100%).  Sycamore Enterprises, LLC is 100% holder of all of the membership interests of Delta Mechanical Contractors, LLC, a mechanical contractor (“Delta”).

The purchase price of approximately $9.0 million was paid by the Company’s issuance of a purchase note originally due on June 2, 2011. Subsequent to the acquisition, the registrant and Bruce A. Bookbinder, the former owner of DMC and its parent entity agreed to reduce the note to $8.7 million pursuant to clauses in the acquisition agreement.

On May 31, 2011, Mr. Bookbinder agreed to extend the due date of this note to September 2, 2011.  The Company’s debt obligation was secured by a pledge of 100% of the membership interest in Sycamore Enterprises LLC, DMC's parent entity and its wholly-owned subsidiary.  The Company had planned to raise the capital to repay the seller note through public and private markets.  Due to market conditions, the Company was unable to raise the capital by the due date and on September 23, 2011, Mr. Bookbinder exercised his right to revert 100% of the membership interests back to him that also simultaneously extinguished the seller note plus accrued interest.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 1 - Nature of Activities, History and Organization (Continued)

Iron Eagle entered into a share exchange agreement to acquire 100% of the outstanding common stock of Iron Eagle Group (a Nevada corporation) (“Iron Eagle Nevada”).  On August 18, 2010, Iron Eagle issued  1,167,162  shares of common stock in exchange for a 100% equity interest in Iron Eagle Nevada.  As a result of the share exchange, Iron Eagle Nevada became the wholly owned subsidiary of Iron Eagle.  The shareholders of Iron Eagle Nevada owned a majority of the voting stock of Iron Eagle.  Therefore, the transaction was regarded as a reverse merger whereby Iron Eagle Nevada was considered to be the accounting acquirer as its shareholders retained control of Iron Eagle after the exchange, although Iron Eagle is the legal parent company.  The share exchange was treated as a recapitalization of Iron Eagle.  As such, Iron Eagle Nevada (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Iron Eagle had always been the reporting company and then on the share exchange date, reorganized its capital stock.

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

On August 15, 2011, the registrant enacted a 8-for-1 reverse split of its outstanding common stock.  All prices and shares for this filing reflect that split.

Unaudited Interim Financial Statements:

--------------------------------------

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

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

Operating Cycle:

---------------

The Company’s work is performed primarily under lump sum contracts.  The duration of each project varies; however, completion typically occurs within one year.

Significant Accounting Policies:

-------------------------------

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense.  The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid;  2) valid  transactions  are recorded;  and  3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 1 - Nature of Activities, History and Organization (Continued)

Basis of Presentation and Principles of Consolidation:

-----------------------------------------------------

The Company prepares its financial statements on the accrual basis of accounting.  The Company was consolidated with its wholly owned subsidiary, Iron Eagle Nevada (as of August 18, 2010, the date of the reverse merger) and Sycamore Enterprises, LLC and its wholly owned subsidiary, Delta Mechanical Contractors, LLC (as of January 21, 2011, the date of the acquisition, through June 30, 2011). As of September 30, 2011, the results from Delta are presented as a discontinued operation.  All intercompany transactions have been eliminated.

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

Income Taxes:

------------

The Company has adopted ASC 740-10 “Income Taxes” (formerly SFAS No. 109, "Accounting for Income Taxes"), which requires the use of the liability method in computation of income tax expense and the current and deferred income tax payable (deferred tax liability) or benefit (deferred tax asset).  Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings per Share:

------------------

Earnings per share (basic)is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.

The inclusion of the Company’s warrants, which are considered common stock equivalents as of September 30, 2011 and 2010, in the earnings (loss) per share computation has not been included because the results would be anti-dilutive under the treasury stock method, as the Company incurred a net loss in the periods presented.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 1 - Nature of Activities, History and Organization (Continued)

Comprehensive Income (Loss):

---------------------------

ASC 220 “Comprehensive Income” (formerly SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130")), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the nine months ended September 30, 2011 and 2010, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss for the nine months ended September 30, 2011 and 2010.

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

Prepaid Expenses:

----------------

Prepaid expenses are recognized for services that the Company has paid in advance.  The value of the services to be rendered is amortized on a straight line basis each month over the term of the contract service period.

Fixed Assets:

------------

Fixed assets are recorded at historical cost.  Equipment is depreciated on a straight-line basis over its estimated useful life (generally 3 to 7 years). Leasehold improvements are amortized over the shorter of the estimated useful life or lease term.  Capital Leases are amortized of the life of the lease.  Maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred.  Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated.  Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

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

Advertising:

-----------

Advertising costs are expensed as incurred.  Advertising expense for the nine months ended September 30, 2011 and 2010 was $ 0 and $ 0.

Reclassification:

----------------

Certain account balances have been reclassified to enhance financial statement comparability.

Recent Accounting Pronouncements:

--------------------------------

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.  See Note 14 for a discussion of new accounting pronouncements.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 1 - Nature of Activities, History and Organization (Continued)

Fair Value of Financial Instruments:

-----------------------------------

In accordance with the reporting requirements of ASC 820 “Fair Value Measurement and Disclosure” (formerly SFAS No. 157, “Disclosures About Fair Value of Financial Instruments”), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  As of September 30, 2011 and December 31, 2010 the Company did not have any financial instruments other than cash and cash equivalents

NOTE 2 – PREPAID EXPENSES

The Company has entered into contracts for investor relations and consulting services to assist in the financing and purchasing of construction related entities.  All services were prepaid with Company shares and warrants that vested immediately.  The values of the services to be rendered are amortized on a straight line basis each month over the terms of the contract service periods.  The services remaining to be provided as of September 30, 2011 and December 31, 2010 are reflected as a prepaid asset.  The gross prepaid expense as of September 30, 2011 and December 31, 2010 is $1,390,584 and $827,860.  The net prepaid expense as of September 30, 2011 and December 31, 2010 is $543,170 and $611,563, reflecting amortization for the nine months ended September 30, 2011 of $552,368 and the year ended December 31, 2010 was $216,297.

NOTE 3 – FIXED ASSETS

Fixed assets at September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
Office Equipment and Furniture	$ 17,864	$17,864
Subtotal	17,864	17,864

Accumulated Depreciation	(17,473)	(15,714)
Total	$ 391	$ 2,150
	======	======

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 4 – FIXED ASSETS (Continued)

Fixed assets are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to seven years.

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $1,759 and $0, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company entered into an agreement on November 15, 2009 with Belle Haven Partners, LLC (“Belle Haven”) to assist Iron Eagle Nevada with business development planning, raising additional capital, and accessing the public markets.  One of Belle Haven’s principals is also on Iron Eagle’s management team, and the entities have common ownership.  Iron Eagle Nevada agreed to pay Belle Haven $20,000 per month starting September 1, 2009, as well as to reimburse them for all out-of-pocket expenses.  As discussed in Note 13, Belle Haven agreed to waive their compensation earned by them during the first quarter of 2011.  The compensation expense to Belle Haven began to accrue again as of April 1, 2011.   As of September 30, 2011 and December 31, 2010, the Company had accrued $599,439 and $479,439, respectively in amounts due to Belle Haven. On January 27, 2012, Belle Haven agreed to convert all of the amounts due to Belle Haven as of December 31, 2011 into common shares at a conversion price of $0.25 per share.

The Company also leases its New York, New York facility under a rental agreement that has a one year lease starting September 1, 2010 for $2,100 a month with Belle Haven Capital, LLC, an entity which is owned by the Company’s current Chief Financial officer.

On December 31, 2009, the Company entered into two note agreements with Jason Shapiro, the Company’s current Chief Financial Officer, for a total of $15,000.  These notes, which bear a 10% interest rate, were originally due on June 30, 2010, and have been extended until June 30, 2011.  The Company also owes Jason Shapiro, its current Chief Financial Officer, $53,323 as of June 30, 2011 and $271,259 as of December 31, 2010 for out-of-pocket expenses for the Company’s operating expenses, which, in general include professional fees for audit, legal and investor relations.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

On March 8, 2011, the Company entered into note agreements with two related parties (the Company's former Chairman of the Board and the Company's Executive Vice President) for receipt of $60,000 cash for working capital purposes.  These notes have similar terms and bear an interest rate of 10% and are due in full upon the earlier of the registrant receiving at least $75,000 of funding or 90 days of issuance with renewable 30 day periods, at the holder's sole discretion.   As of February 8, 2012, these notes have not been repaid.

On March 17, 2011, the Company converted $250,000 of the "Advances from Officer" from the Company's current Chief Financial Officer, into a note agreement.  The note bears an interest rate of 10% and is due December 15, 2011.  Should the note not be repaid in it's entirely by December 15, 2011, it will be considered to be in default and the interest rate shall increase to 15%.

On May 19, 2011, Jed Sabio, the Company’s Executive Vice President, purchased for a consideration of $500 from Jason M. Shapiro and Jake Shapiro an aggregate of 62,500 shares of Iron Eagle common stock (31,500 shares purchased from each).  Mr. Sabio has agreed not to sell or offer to sell such shares or other shares of common stock they own in Iron Eagle for a period of 12 months following the completion of this offering, except as per a Board approved lock-up agreement. In addition Mr. Sabio entered into an agreement with the Company to waive and relinquish $151,250 of Iron Eagle cash and stock compensation obligations accrued for the benefit of Mr. Sabio during the three month period ended March 31, 2011.

NOTE 7 – ACCRUED COMPENSATION

The Company has entered into employment agreements with the Company’s management team, as outlined in Note 13.  As of September 30, 2011 and December 31, 2010, no cash compensation has been paid, and the Company has accrued amounts pursuant to these agreements.   Additionally, on January 27, 2012 the Company entered into an agreement with certain officer, director, and consultants to convert accrued compensation due them totaling $586,360 as of December 31, 2011 into common shares of the Company at a conversion price of $0.25 a share.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 8 – LINE OF CREDIT

The Company has a $50,000 line of credit with a major U.S. financial institution.  The current balance is $50,000 plus accrued interest of $469 and carries an interest rate of prime plus 3%.

NOTE 9 – DEBT ISSUANCES

On March 8, 2011, the Company entered into a note agreement with Alliance Advisors for $7,500 as consideration for receipt of cash by the Company.  This note has an interest rate of 12% and is due upon the earlier of June 8, 2011 or the registrant receiving at least $100,000 of funding, unless renewed. This note was repaid as of September 27, 2011.

On March 8, 2011, the Company has entered into note agreements with the Company’s CEO Chairman of the Board and the Company's Executive Vice President for a total of $60,000, as outlined in Note 7.

On March 17, 2011, the Company converted $250,000 of the "Advances from Officer" from the Company's CEO into a note agreement, as outlined in Note 7.

On January 21, 2011, as part of the purchase price of Delta Mechanical, the Company issued a buyer note of $9,000,000 to Bruce A. Bookbinder (“Seller Note”) which was subsequently adjusted to $8,675,463 pursuant to a working capital adjustment.  The Buyer Note was secured by the Company’s membership interest in Sycamore Enterprises LLC, Delta Mechanical’s parent.  The due date for the Seller Note was June 2, 2011, which was subsequently extended to September 2, 2011.

The Company had planned to raise the capital to repay the seller note through public and private markets.  Due to market conditions, the Company was unable to raise the capital by the due date and on September 23, 2011, Mr. Bookbinder exercised his right to revert 100% of the membership interests back to him that also simultaneously extinguished the seller note plus accrued interest.

NOTE 10 – EQUITY

On August 15, 2011, the Company enacted a 8-for-1 reverse split of its outstanding common stock.  All prices and shares for this filing reflect that split.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 10 – EQUITY (Continued)

In December 2009, Iron Eagle Nevada issued 1,000 shares pursuant to the “Founder’s Agreement” dated December 1, 2009.  Three of the founders contributed intellectual capital in exchange for 81.639% of the shares.   As no specific intangible assets were identified, the sales were valued at par.  18.36% of the shares of Iron Eagle Nevada were issued in change for 200,000 shares of The Saint James Company.  The fair value of the shares obtained, based upon level 3 fair value inputs was $0.  The shares are restricted as to their transferability.

The Company entered into a share exchange agreement to acquire 100% of the outstanding common stock of Iron Eagle Group, (a Nevada corporation) (“Iron Eagle Nevada”).  On August 18, 2010, Iron Eagle issued 1,167,162 shares of common stock in exchange for a 100% equity interest in Iron Eagle Nevada.  As a result of the share exchange, Iron Eagle Nevada became the wholly owned subsidiary of Iron Eagle.  As a result, the shareholders of Iron Eagle Nevada owned a majority of the voting stock of Iron Eagle.  The transaction was regarded as a reverse merger whereby Iron Eagle Nevada was considered to be the accounting acquirer as its shareholders retained control of Iron Eagle after the exchange, although Iron Eagle is the legal parent company.  The share exchange was treated as a recapitalization of Iron Eagle.  As such, Iron Eagle Nevada (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Iron Eagle had always been the reporting company and then on the share exchange date, reorganized its capital stock.  At the time of the exchange transaction, Iron Eagle had assets of approximately $830,065 and equity of approximately $49,967 and Iron Eagle Nevada had assets of approximately $10,000 with a deficit of approximately $(382,707).

In March, 2010, the Company re-domiciled from Wyoming to Delaware.  Also at this time, the terms of its preferred shares was changed from $.01 to $.00001.  It also changed its total authorized preferred shares from 2,000,000 to 20,000,000.  No preferred shares are issued or outstanding as of September 30, 2011 and December 31, 2010, respectively.

On May 1, 2010, the Company entered into a one year consulting agreement with an individual for investor relations services.  In satisfaction of the agreement, the Company issued 25,000 shares of the Company's common stock at a per share price of $9.60.   The portion of services that have not been utilized are recorded as a prepaid expense as of September 30, 2011 and December 31, 2010.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 10 – EQUITY (Continued)

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

On May 4, 2010, the Company entered into a one year consulting agreement with an investor relations firm.  In satisfaction for the agreement, the Company issued 13,594 shares of the Company’s common stock at a per share price of $9.60 and a 5 year warrant to purchase up to 13,594 shares with an exercise price of $10.56 per share.  The shares issued vested immediately. The fair value of the warrant was $124,703.  The Company has received three months of services under this agreement, and the remaining services are currently on hold pending the Company's decision to resume services.  The portion of services that have not been utilized are recorded as a prepaid expense as of September 30, 2011 and December 31, 2010.

On June 5, 2010, the Company entered into a three year consulting agreement with an individual to help the Company obtain financing and related services.  The value of the services to be received is $400,000 a year.  In satisfaction for the agreement, the Company issued 125,000 shares of the Company's common stock, resulting in a per share price of $3.20.  The portion of services that have not been utilized are recorded as a prepaid expense as of September 30, 2011 and December 31, 2010.

On July 16, 2010, the Board appointed Joseph Antonini as a Director and granted him 4,808 shares of stock, valued at $10.40 a share, which vested immediately.

On August 31, 2010, the Company entered into a non-exclusive agreement with Aegis Capital Corp., an investment bank, to act as their underwriter with respect to a forthcoming public offering. In connection with this agreement the company issued 28,572 shares of stock, valued at $1.05 a share, which vested immediately

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 10 – EQUITY (Continued)

On February 4, 2011, the registrant executed a consulting agreement with IPX Capital, LLC ("IPX"). Pursuant to the agreement, the Company granted IPX 15,625 common shares valued at $6.40 per common share, which vested immediately.  A success fee of $100,000 in cash will be due upon raising up to $40,000,000, plus an additional 1% of any capital raised in excess of $40,000,000.  An additional 15,625 shares will be earned and vest upon the completion of raising the necessary capital to find the Company's first acquisition.

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

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 10 – EQUITY (Continued)

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

On May 5, 2011, pursuant to a Board of Directors authorization, the Company granted 625 common shares to Solar Flash Partners, LLC, a firm 100% owned by attorney Ron Levy as consideration for Mr. Levy’s legal services.  These shares were valued at $6.80 per common share.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 10 – EQUITY (Continued)

In July and August, 2011, Iron Eagle sold an aggregate of 6 units of its securities to 4 investors, each unit consisting of:

(a) Iron Eagle’s 13% 25,000 note due December 31, 2012,

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

Both the Series A Warrants and the Series B Warrants included in the units sold are callable by Iron Eagle for $0.08 per warrant if the common stock trades at $20.00, for ten consecutive business days after the shares underlying the warrants are registered for resale under the Securities Act of 1933, as amended.  As a result of its sale of the 6 units of securities, Iron Eagle received total proceeds of $150,000 less $15,000 paid in commissions and related expenses to certain broker/dealers, including Aegis Capital Corp., who acted as placement agents in connection with the sale of such securities.  Iron Eagle used the proceeds of the sale of such securities solely to pay accrued and unpaid professional fees, and defray certain costs of this public offering, including fees payable to Nasdaq, additional professional fees, printing costs, travel expenses and fees payable to the selling agents and their counsel.

On July 20, 2011, Iron Eagle granted 5,000 shares of stock valued at $5.20 a share for a total value of $26,000 to Alliance Advisors as part of the contract entered into in March 2011 to provide investor relation services.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 10 – EQUITY (Continued)

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

On July 20, 2011, Iron Eagle granted 12,500 shares of stock valued at $5.20 a share for a total value of $65,000 to Joseph LoCurto, the Company’s former Chairman, as a result of loan made by Mr. LoCurto in March 2011.

On July 20, 2011, Iron Eagle granted 12,500 shares of stock valued at $5.20 a share for a total value of $65,000 to Jed Sabio, the Company’s Executive Vice President of Business Development, as a result of loan made by Mr. Sabio in March 2011.

On September 27, 2011, Iron Eagle granted 2,732 shares of stock valued at $1.83 a share for a total value of $5,000 to RJ Falkner & Company, Inc. as part of the contract entered into with RJ Falkner & Company, Inc. in March 2011 to provide consulting services. Iron Eagle and RJ Falkner also agreed to terminate their services as of August 31, 2011.

On September 27, 2011, Iron Eagle granted 45,000 shares of stock valued at $0.55 a share for a total value of $ $24,750 to Alliance Advisors as part of the contract entered into in March 2011 to provide investor relation services. Iron Eagle and RJ Falkner also agreed to terminate their services as of August 31, 2011.

On September 27, 2011, Iron Eagle granted 25,00 shares of stock for a total value of $13,750 to Gary Giulietti, as compensation for his services as a director of Iron Eagle from the three months ended September 30, 2011.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 10 – EQUITY (Continued)

On September 27, 2011, Iron Eagle granted 25,00 shares of stock for a total value of $13,750 to JEA Energy LLC, a firm 100% owned by Joseph Antonini, as compensation for his services as a director of Iron Eagle from the three months ended September 30, 2011.

All of these issuances were made to accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

There are no other stock option or other equity based compensation plans.  As of September 30, 2011 and December 31, 2010, the Company has accrued $79,031 and $79,031 in shares to be issued to Mr. Bovalino and Mr. Hoffman pursuant to their compensation agreements.

Please see NOTE 16 - Subsequent Events for share and equity based issuances after September 30, 2011.

Purchase of Marketable Securities

---------------------------------

On March 15, 2011, the Company purchased 31,250 common shares of the registrant from Galileo Partners, LLC for $100.   Galileo Partners is an investment firm where Steven Antebi, a non-affiliate, is the president and chief executive officer.

Warrants:

--------

As described above, on May 4, 2010, the Company entered into a one year consulting agreement with an investor relations firm.  In satisfaction for the agreement, the Company issued 13,594 shares of the Company’s common stock at a per share price of $9.60 and a 5 year warrant to purchase up to 13,594 shares with an exercise price of $10.56 per share.  The fair value of the warrant was $124,703.  The fair value of the warrant was determined using the Black Scholes option pricing model with the following assumptions:

Risk free interest rate

                           2.57%

Volatility

                                        333%

Dividend

                                          0

Weighted average expected life            5 years

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 10 – EQUITY (Continued)

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

Weighted average expected life              3 years

In July and August 2011, the Company issued Series A, B and C warrants in conjunction with the sale of six units of securities.    The Series A and B warrants give the option to purchase 25,000 shares at $4.00 a share and expire on December 31, 2012 and December 31, 2014, respectively. The fair value of the Class A and B warrants was $24,201.   The fair value of the warrants was determined using the Black Scholes option pricing model with the following assumptions:

Risk free interest rate

                           .20%

Volatility

                                       488%

Dividend

                                          0

Weighted average expected life           2.125 years

The Series C warrants give the option to purchase 187,500 shares at $.08 a share and expire on December 31, 2012.  The fair value of the Class C warrants was $60,811.   The fair value of the warrants was determined using the Black Scholes option pricing model with the following assumptions:

Risk free interest rate

                           .55%

Volatility

                                       488%

Dividend

                                          0

Weighted average expected life           3 years

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 10 – EQUITY (Continued)

The following schedule summarizes the Company’s warrant activity since inception through September 30, 2011:

	Warrants	Weighted Average Price	Weighted Average Term
Outstanding at November 9, 2009	-	-	-
Warrants granted during 2010	13,594	$10.56	1.5
Warrants exercised	-	-	-
Warrants expired	-	-	-
Outstanding at December 31, 2010	13,594	10.56	1.5
	======	=====	====
Warrants granted during Q1 2011	10,625	8.08	2.34
Warrants granted during Q2 2011	262,500	1.2	1.5
Warrants exercised	-	-	-
Warrants expired	-	-	-
Outstanding at September 30, 2011	273,125	$ 1.89	1.53
	======	=====	====

NOTE 11 – INCOME TAXES

The Company has adopted ASC 740-10 “Income Taxes” (formerly SFAS No. 109, "Accounting for Income Taxes"), which requires the use of the liability method in computation of income tax expense and the current and deferred income tax payable (deferred tax liability) or benefit (deferred tax asset).  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2011 and December 31, 2010, are as follows:

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 11 – INCOME TAXES (Continued)

Deferred Tax Asset Related to:

	September 30, 2011	December 31, 2010
Prior Year	$ 304,023	$ 67,743
Tax Benefit for Current Year	441,145	236,280
Total Deferred Tax Asset	745,168	304,023
Less: Valuation Allowance	(745,168)	(304,023)
Net Deferred Tax Asset	$ -	$ -
	=======	=======

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,980,671 and $1,216,092 at September 30, 2011 and December 31, 2010, and will expire in the years 2029 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2011 and December 31, 2010.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

Any bonus payments due for each of the 12 month measuring periods ending March 31st are payable on or before July 31st in each of 2012 through 2015, inclusive; provided, that not more than $1,000,000 may be paid under the cash bonus plan pool with respect any one of the four 12 month measuring periods ending March 31, 2012 through March 31, 2015.

Shapiro Employment Agreement

----------------------------

Mr. Shapiro was hired as the registrant’s chief financial officer in December 29, 2009 to May 4, 2010.  Upon the hiring of Eric Hoffman as chief financial officer, Mr. Shapiro’s title and responsibilities changed to Executive Vice President of Corporate Strategy.  Pursuant to the employment agreement entered into by the registrant, Mr. Shapiro receives an annual compensation of $200,000 in cash and is eligible to receive a cash bonus of up to 200% of base salary, at the discretion of the board of directors.

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

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

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

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

LoCurto Consulting Agreement

----------------------------

Mr. LoCurto was appointed as the chairman of the board of directors in November 2010.   Effective January 1, 2011, the registrant entered into a consulting agreement with Mr. LoCurto.  The term of the consulting agreement is four years with an automatic renewal on an annual basis thereafter.  The consulting agreement provides for an initial annual base fee of $250,000 in cash and 12,500 shares in the registrant as well as a signing bonus of $130,000 in cash and 16,250 shares in the registrant. The agreement also provides for an annual incentive of 100% of his base salary payable. Mr. Sabio’s fee, signing bonus, and other benefits will accrue until the registrant raises the necessary capital to fund its first acquisition or acquisitions and the raise is at least $10,000,000.   On July 12, 2011, the Company and Mr. LoCurto agreed to terminate the consulting agreement and waive his compensation and he accepted $67,500 for mutually agreeing to terminate his agreement with the Company.

Bovalino Employment Agreement

-----------------------------

Mr. Bovalino was hired as the registrant’s chief executive officer in April 2010.  In connection with his employment, the registrant entered into a 30 month employment agreement on April 26, 2010.  The employment agreement provides for an annual base salary of $300,000, payable as $175,000 in cash and $125,000 in stock awards.  The agreement also provides for an annual incentive of 100% of his base salary.  Upon termination by the registrant for Cause or Employee’s voluntary termination without Good Reason, Employee will receive a) three (3) months of Base Salary if such termination occurred within one (1) year of the signing of this Agreement or b) nine (9) months of Base Salary if such termination occurred over one (1) year from the signing of this Agreement. On September 13, 2010, the registrant amended the employment agreement with Mr. Bovalino.  The amendment changed the allocation between cash and stock payments for base and bonus compensation, but had no impact on total compensation.  Mr. Bovalino’s cash based salary increased to $215,000 and stock based salary decreased to $85,000.  The allocation of the annual incentive payment between cash and stock changed to $175,000 and $125,000, respectively.   Mr. Bovalino resigned from the Company on November 23, 2010.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

Hoffman Employment Agreement

----------------------------

Mr. Hoffman was hired as the registrant’s chief financial officer in May 2010.  In connection with his employment, the registrant entered into a 24 month employment agreement on May 4, 2010.  The employment agreement provides for an annual base salary of $225,000, payable as $125,000 in cash and $100,000 in stock awards.  The agreement also provides for an annual incentive of 100% of his base salary payable in a ratio consistent with his base salary.

On September 13, 2010, the registrant amended the employment agreement with Mr. Hoffman.  The amendments changed the allocation between cash and stock payments for base and bonus compensation, but had no impact on total compensation.  Mr. Hoffman’s cash based salary increased to $165,000 and stock based salary decreased to $60,000.  The allocation of the annual incentive payment between cash and stock changed to $125,000 and $100,000, respectively.   Mr. Hoffman resigned from the Company on November 23, 2010.

Former Officers and Directors Resignations

------------------------------------------

Glen R. Gamble resigned from the registrant effective August 18, 2010.  In connection with his resignation and to ensure a smooth transition, the registrant agreed to pay Mr. Gamble $8,000 per month in connection with consulting services to be provided until such time the registrant no longer requires Mr. Gamble’s services.

Robert Hildebrand resigned from the registrant effective August 18, 2010.  In connection with his resignation and to ensure a smooth transition, the registrant agreed to pay Mr. Hildebrand $8,000 per month for consulting services to be provided until such time the registrant no longer requires Mr. Hildebrand’s services.

Michael Bovalino resigned from the Company effective November 23, 2010.

Eric Hoffman resigned from the Company effective November 23, 2010.

Joseph LoCurto resigned from the Company effective July 13, 2011.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

Director Compensation

---------------------

Independent directors receive an initial stock award of $50,000 for joining the registrant’s board of directors. They shall also receive $100,000 a year in compensation that consists of $50,000 in stock awards and $50,000 in cash.   Non-independent directors do not receive any compensation for serving on the board.

Belle Haven Partners Lease Agreement

---------------------

The Company entered into an agreement on November 15, 2009 with Belle Haven Partners, LLC (“Belle Haven”) to assist Iron Eagle Nevada with business development planning, raising additional capital, and accessing the public markets.  One of Belle Haven’s employees is also on Iron Eagle’s management team, and the entities have common ownership.  Iron Eagle Nevada agreed to pay Belle Haven $20,000 per month starting September 1, 2009, as well as to reimburse them for all out-of-pocket expenses.

Facilities Leases

-----------------

The Company leases office space and equipment under noncancelable operating leases with terms of three years.  The Company occupies its Englewood, Colorado facility under a rental agreement that has a lease term that was to expire in December 2008.  On October 1, 2008, the Company entered into an agreement to extend the lease for an additional 36 months ending December 2011 at a rate of $2,885 a month. The Company also leases its New York, New York facility under a rental agreement that has a one year lease starting September 1, 2010 for $2,100 a month with Belle Haven Capital, LLC, a company of which Jason Shapiro (CFO), is a principal.

The following is a schedule of future minimum rentals under the leases for the years ending December 31:

Year	Amount
2011	$ 6,300
2012	16,800
2013	-
2014 and beyond	-
Total	$23,100
======

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income — Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

 (Continued)

All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption will have on their consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet — Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company currently believes that this ASU will have no significant impact on its consolidated financial statements.

NOTE 14 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through September 30, 2011 totaling $2,895,660 and recurring losses from operations.  Because of this accumulated loss, the Company will require additional working capital to develop its business operations.

The Company’s success will depend on its ability to raise money through debt and the sale of stock to meet its cash flow requirements.  The ability to execute its strategic plan is contingent upon raising the necessary cash to 1) pursue and close acquisitions; 2) sustain limited operations; and, 3) meet current obligations.  The current economy has severely hampered the Company’s ability to raise funds to close on identified acquisitions.  The construction market continues to remain weak.  The Company is uncertain what potential acquisitions will be available to us in the near future, or whether, if they are available, if they will be able to raise funds necessary to take advantage of these opportunities.  Management believes that the efforts it has made to promote its business will continue for the foreseeable future.  These conditions raise substantial about Iron Eagle Groups, Inc.’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or amount and classification of liabilities that might be necessary should Iron Eagle Group, Inc. be unable to continue as a going concern.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND LIABILITIES

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

As of September 30, 2011 and December 31, 2010, the Company’s financial assets and liabilities are measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs.

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND LIABILITIES (Continued)

Fair Value Measurement at September 30, 2011 Using Quoted Prices in Active Markets

	September 30, 2011	Significant For Identifiable Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$ 5,396	$5,396	$ -	$ -
	$ 5,396	$5,396	$ -	$ -
	=======	=====	=====	=======
Liabilities:
Capital Lease	2,344	-	-	2,344
Line of Credit	50,000	-	-	50,000
Notes Payable	499,218	-	-	499,218
	$551,562	$ -	$ -	$551,562
	=======	=====	=====	=======

Fair Value Measurement at December 31, 2010 Using Quoted Prices in Active Markets

	December 31, 2010	Significant For Identifical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$ 976	$ 976	$ -	$ -
	$ 976	$ 976	$ -	$ -
	======	=====	====	======
Liabilities:
Capital Lease	$ 2,344	$ -	$ -	$ 2,344
Line of Credit	50,000	-	-	50,000
	$52,344	$ -	$ -	$52,344
	======	=====	====	======

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 16 – DISCONTINUED OPERATIONS

As discussed in Note 1, the Company had planned to raise the capital to repay the seller note through public and private markets.  Due to market conditions, the Company was unable to raise the capital by the due date and on September 23, 2011, Mr. Bookbinder exercised his right to revert 100% of the membership interests back to him that also simultaneously extinguished the $9,000,000 seller note plus accrued interest.

As a result, the Company has chosen to exit the mechanical contracting business in Rhode Island and has reclassified the income to discontinued operations during the third quarter, ended September 30, 2011.  As the acquisition occurred in January 2011, no prior periods were required to be restated.  The Company has accounted for these in accordance with FASB ASC 205-20-45-6, “Accounting for the Impairment or Disposal of Long-Lived Assets.”   Accordingly, any operating results of these businesses, and the resulting loss on disposal, are presented in the Consolidated Statement of Operations as discontinued operations, net of income tax.

NOTE 17 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure through the date on which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which amended ASC 855 and which requires issuers of financial statements to evaluate subsequent events through the date on which the financial statements are issued.  FASB 2010-09 defines the term "SEC Filer" and eliminates the requirement that an SEC filer disclose the date through which subsequent events have been evaluated.  This change was made to alleviate potential conflicts between ASC 855-10 and the reporting requirements of the SEC.  FASB 2010-09 was effective immediately, and did not have a material effect on the Company's financial statements.

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed and the following items were noted:

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 17 – SUBSEQUENT EVENTS (Continued)

Ed English Employment Agreement.  On December 13, 2011, the registrant entered into an employment agreement with Edward English that is effective as of December 13, 2011 and expires on September 30, 2015, unless previously terminated by either party.  Purchase to the employment agreement, Mr. English agreed to serve as our chief executive officer and a director of the board. On the same date, Jason M. Shapiro voluntarily resigned as chief executive officer and remained as Iron Eagle’s chief financial officer and a director of the Iron Eagle. Pursuant to Mr. English’s agreement, the registrant granted 283,071 restricted shares to Mr. English.

Conversion Agreement. On January 27, 2012, the registrant entered into a conversion agreement with Jason M. Shapiro, Belle Haven Partners LLC, Jake A. Shapiro as president of Belle Haven, Joseph E. Antonini, Gary J. Giulietti, Jed M. Sabio, and Edward M. English.  Pursuant to the agreement, the above individuals agreed to convert the following amounts owed to them by the registrant into common shares at a conversion price of $0.25 per common share.

*   Joseph E. Antonini” $59,555 into 238,219 common shares

*   Gary J. Giulietti: $69,555 into 278,219 common shares

*   Jason M. Shapiro: $408,750 into 1,635,000 common shares

*   Belle Haven: $659,439 into 2,637,756 common shares

*   Jed M. Sabio: $48,500 into 194,000 common shares

Share issuance pursuant to English Employment Agreement.  Pursuant to the English employment agreement dated December 13, 2011 and other agreements between registrant and Ed English, the registrant agreed to issue 884,015 shares to Ed English. In addition, as a performance bonus, Iron Eagle will issue English 1,037,409 shares upon the next acquisition of a company by Iron Eagle.

On February 7, 2012, the registrant and Tru-Val Electric Group, LLC, a Delaware limited liability company and wholly owned subsidiary of the registrant entered into a share purchase agreement with Tru-Val Electric Corp. and Christopher Totaro. Mr. Totaro owns 100% of the common shares of Tru-Val Electric Corp.

Purchase Price. The aggregate purchase price to be paid by the registrant for the common shares shall consist of (i) the assumption of debt; (ii) equity to Mr. Totaro in the form of common shares of the registrant and (iii) the preferred equity subject to the adjustment:

IRON EAGLE GROUP, INC.

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

NOTE 17 – SUBSEQUENT EVENTS (Continued)

Assumption of Debt. At closing, registrant shall assume certain debt and liabilities from Tru-Val Electric Corp. totaling approximately seven million ($7,000,000.00) dollars.

Equity to Mr. Totaro. At closing, the registrant shall issue its restricted common shares to Mr. Totaro, or Mr. Totaro’s designee, such that Mr. Totaro, or said designee, shall own forty percent (40%) of the total issued and outstanding stock of the registrant. At closing, Mr. Totaro’s common shares of the registrant shall be subject to the following restrictions:

Fifty percent (50%) of the common shares may not be sold to a third party purchaser for value for a period of twelve (12) months following the anniversary of the closing date; and

The remaining fifty (50%) percent of Mr. Totaro’s common shares may not be sold to a third party purchaser for value for a period of twenty-four (24) months following the anniversary of the closing date.

Preferred Equity. In addition to Mr. Totaro’s common shares, at closing, the registrant shall issue to Mr. Totato’s, or his designee, preferred shares in the registrant equal to one million ($1,000,000.00) dollars of such preferred shares.

Preferred Equity Adjustment. The debt difference shall be defined as seven million ($7,000,000.00) dollars less the actual assumed debt of Tru-Val Electric, as set forth in the final debt statement. The preferred equity shall be adjusted by the amount of the debt difference. Notwithstanding anything contained herein to the contrary, at closing, the preferred equity increase shall not be less than $1,000,000.

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

Results of Operations

---------------------

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues

Total revenues for the quarter ended September 30, 2011 and September 30, 2010 were $0 and $0.

Operating Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2011 was $460,943, as compared to $275,761 for the quarter ended September 30, 2010. This increase was the result of compensation to additional members of Iron Eagle’s senior management. All compensation expense related to the registrant's officers has been accrued and not paid as of September 30, 2011.

Professional fees for the quarter ended September 30, 2011 was $439,923, as compared to $102,309 for the quarter ended September 30, 2010. This increase was primarily a result of legal, audit, financing, and other fees related to both the private placement of securities and S-1 registration related costs. $60,000 of these fees were incurred with a related party.

Total operating expenses for the three months ended September 30, 2011 were $902,625 compared to $378,070 for the three months ended September 30, 2010.  This increase was primarily a result of legal, audit, financing, and other fees related to both the private placement of securities and S-1 registration related costs.

We generated no bad debt expense during the three months ended September 30, 2011 nor for the three months ended September 30, 2010.

Other Income (Expense)

Other income (expense) for the quarter ended September 30, 2011 was $(12,752), as compared to $(217) for the quarter ended September 30, 2010.  This increase in other income was a primarily a result of notes due by the company.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2011 was $0, as compared to the provision for income taxes of $0 for the quarter ended September 30, 2010.

Net Loss

As a result of the above mentioned items, the registrant reported a net loss from continuing operations of $915,377, or $0.61 per share-basic and diluted, for the quarter ended September 30, 2011, as compared to reported net loss of $378,287, or $0.51 per share-basic and diluted, for the quarter ended September 30, 2010.

Nine months Ended September 30, 2011 Compared to the Nine months Ended September 30, 2010:

Revenue

Total revenue for nine months ended September 30, 2011 and September 30, 2010 was $0 and $0.

Operating Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2011 was $698,363, as compared to $325,933 for the nine months ended September 30, 2010. This increase was primarily the result of compensation to additional members of Iron Eagle’s senior management.

Professional fees for the nine months ended September 30, 2011 was $1,040,680, as compared to $162,309 for the nine months ended September 30, 2010. This increase was primarily a result of legal, audit, financing, and other fees related to both the private placement of securities and S-1 registration related costs. $120,000 of these fees were incurred with a related party.

Total operating expenses for the nine months ended September 30, 2011 were $1,740,802 compared to $488,242  for the nine months ended September 30, 2010.  This increase was primarily a result of legal, audit, financing, and other fees related to both the private placement of securities and S-1 registration related costs.

We generated no bad debt expense during the nine months ended September 30, 2011 nor for the nine months ended September 30, 2010.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2011 was $(23,777), as compared to $(1,581) for the nine months ended September 30, 2010.  This increase in other income was a primarily a result of notes due by the company.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2011 was $0, as compared to the provision for income taxes of $0 for the nine months ended September 30, 2010.

Net Income

As a result of the above mentioned items, the registrant reported a net loss of $1,764,579 or $1.20 per share-basic and diluted, for the nine months ended September 30, 2011, as compared to reported net loss of $489,823, or $0.25 per share-basic and diluted, for the nine months ended September 30, 2010.

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

Liquidity and Capital Resources

-------------------------------

September 30, 2010 compared to December 31, 2010

During the nine months ended September 30, 2010, we relied on loans from management and key shareholders. As of September 30, 2011, total cash and cash equivalents was $5,396 compared to the $976 reported as of December 31, 2010. This increase was primarily a result of the private placement of notes during July and August 2011.

Cash used by operations

Net cash used by operations was $644,297 for the nine months ended September 30, 2011, as compared to $96,561 for the nine months ended September 30, 2010.  This increase was primarily a result of legal, audit, financing, and other fees related to both the private placement of securities and S-1 registration related costs.

Cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2011 compared to $(2,834) used in investing activities for the nine months ended September 30, 2010.  This increase was primarily a result of the acquisition of Pinnacle Resources.

Cash provided by financing activities

Net cash provided by financing activities during the nine months ended September 30, 2011 was $648,717 compared to $99,966 for the nine months ended September 30, 2010.  The amount in 2011 was primarily due to 2011 private placement while the amount in 2010 was primarily due to the line of credit assumed and the recapitalization of the company during the in the reverse merger of Pinnacle Resources.

Commitments

The registrant currently has no significant capital expenditure commitments.

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

Due to market conditions, the Company was unable to raise the capital by the due date and on September 23, 2011, Mr. Bookbinder exercised his right to revert 100% of the membership interests back to him that also simultaneously extinguished the $9,000,000 seller note plus accrued interest.

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

Item 4.  Controls and Procedures

During the nine months ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The registrant is subject, from time to time, to litigation resulting from the normal ongoing operations of the registrant’s business.  The registrant believes that resolution of these matters will be covered by the registrant’s insurance policy, and not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the registrant.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sale of Securities and Use of Proceeds

In July and August, 2011, Iron Eagle sold to a total of 4 investors, an aggregate of 6 units of its securities; each unit consisting of:

(a) Iron Eagle’s 13% 25,000 note due December 31, 2012,

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

As a result of its sale of the 6 units of securities, Iron Eagle received total proceeds of $150,000, less $15,000 paid in commissions and related expenses to certain broker/dealers, including Aegis Capital Corp., who acted as placement agents in connection with the sale of such securities.  Iron Eagle used the proceeds of the sale of such securities solely to pay accrued and unpaid professional fees, and defray certain costs of its proposed public offering, including fees payable to NASDAQ, additional professional fees, printing costs, travel expenses and fees payable to the selling agents and their counsel.

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

On July 20, 2011, Iron Eagle granted 12,500 shares of stock valued at $5.20 a share for a total value of $65,000 to Joseph LoCurto, the Company’s former Chairman, as a result of loan made by Mr. LoCurto in March 2011.

On July 20, 2011, Iron Eagle granted 12,500 shares of stock valued at $5.20 a share for a total value of $65,000 to Jed Sabio, the Company’s Executive Vice President of Business Development, as a result of loan made by Mr. Sabio in March 2011.

On September 27, 2011, Iron Eagle granted 2,732 shares of stock valued at $1.83 a share for a total value of $5,000 to RJ Falkner & Company, Inc. as part of the contract entered into with RJ Falkner & Company, Inc. in March 2011 to provide consulting services. Iron Eagle and RJ Falkner also agreed to terminate their services as of August 31, 2011.

On September 27, 2011, Iron Eagle granted 45,000 shares of stock valued at $0.55 a share for a total value of $ $24,750 to Alliance Advisors as part of the contract entered into in March 2011 to provide investor relation services. Iron Eagle and RJ Falkner also agreed to terminate their services as of August 31, 2011.

On September 27, 2011, Iron Eagle granted 25,00 shares of stock for a total value of $13,750 to Gary Giulietti, as compensation for his services as a director of Iron Eagle from the three months ended September 30, 2011.

On September 27, 2011, Iron Eagle granted 25,00 shares of stock for a total value of $13,750 to JEA Energy LLC, a firm 100% owned by Joseph Antonini, as compensation for his services as a director of Iron Eagle from the three months ended September 30, 2011.

Ed English Employment Agreement.  On December 13, 2011, the registrant entered into an employment agreement with Edward English that is effective as of December 13, 2011 and expires on September 30, 2015, unless previously terminated by either party.  Purchase to the employment agreement, Mr. English agreed to serve as our chief executive officer and a director of the board. On the same date, Jason M. Shapiro voluntarily resigned as chief executive officer and remained as Iron Eagle’s chief financial officer and a director of the Iron Eagle. Pursuant to Mr. English’s agreement, the registrant granted 283,071 restricted shares to Mr. English.

Conversion Agreement. On January 27, 2012, the registrant entered into a conversion agreement with Jason M. Shapiro, Belle Haven Partners LLC, Jake A. Shapiro as president of Belle Haven, Joseph E. Antonini, Gary J. Giulietti, Jed M. Sabio, and Edward M. English.  Pursuant to the agreement, the above individuals agreed to convert the following amounts owed to them by the registrant into common shares at a conversion price of $0.25 per common share.

*   Joseph E. Antonini” $59,555 into 238,219 common shares

*   Gary J. Giulietti: $69,555 into 278,219 common shares

*   Jason M. Shapiro: $408,750 into 1,635,000 common shares

*   Belle Haven: $659,439 into 2,637,756 common shares

*   Jed M. Sabio: $48,500 into 194,000 common shares

Share issuance pursuant to English Employment Agreement.  Pursuant to the English employment agreement dated December 13, 2011 and other agreements between registrant and Ed English, the registrant agreed to issue 884,015 shares to Ed English. In addition, as a performance bonus, Iron Eagle will issue English 1,037,409 shares upon the next acquisition of a company by Iron Eagle.

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

Dated:  February 21, 2012

Iron Eagle Group, Inc.

By  /s/Edward M. English

    ------------------------

    Edward M. English

    Chief Executive Officer

By  /s/Jason M. Shapiro

    ------------------------

    Jason M. Shapiro

    Chief Financial Officer