Form 10-K
period 2011-12-31
Iron Eagle Group, Inc.
filed 2012-08-02
CIK 1043825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-22965

IRON EAGLE GROUP, INC.

(Exact name of registrant in its charter)

Delaware	27-1922514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

61 West 62nd Street, Suite 23F, New York, NY 10023

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code:  (800) 481-4445

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

Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.00001 par value common stock held by non-affiliates of the registrant was approximately $284,652

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of August 1, 2012 was 7,780,568 shares of its $.00001 par value common stock.

No documents are incorporated into the text by reference.

Iron Eagle Group, Inc.

Form 10-K

For the Year Ended December 31, 2011

Table of Contents

PART I

Item 1   Business

[5]

Item 1A  Risk Factors

[8]

Item 1B  Unresolved Staff Comments

[8]

Item 2   Properties

[8]

Item 3   Legal Proceedings

[8]

Item 4   Mine Safety Disclosures

[9]

PART II

Item 5   Market for Company's Common Equity, Related

  Stockholder Matters, Issuer Purchases Of Equity Securities

[10]

Item 6   Selected Financial Data

[14]

Item 7   Management's Discussion and Analysis of

  Financial Condition and Results of Operations

[15]

Item 7A  Quantitative and Qualitative Disclosures about

   Market Risk)

[18]

Item 8   Financial Statements and Supplementary Data

[19]

Item 9   Changes in and Disagreements with Accountants

  on Accounting and Financial Disclosures

[63]

Item 9A  Controls and Procedures

[63]

Item 9B  Other Information

[64]

PART III

Item 10  Directors and Executive Officers and Corporate

Governance

[65]

Item 11  Executive Compensation

[70]

Item 12  Security Ownership of Certain Beneficial

  Owners and Management and Related Stockholder Matters

[74]

Item 13  Certain Relationships and Related Transactions

  and Director Independence

[76]

Item 14  Principal Accounting Fees and Services

[77]

PART IV

Item 15  Exhibits, Financial Statement Schedules

[79]

The following description of our business should be read in conjunction with the information included elsewhere in this document. The description contains certain forward-looking statements that involve risks and uncertainties. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “plan,” “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors set forth elsewhere in this document. See also, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

ITEM 1.  BUSINESS

General

Iron Eagle Group, Inc. was incorporated pursuant the laws of Wyoming in January 1995 under the name of Pinnacle Resources, Inc.  In March 2010, we re-domiciled in Delaware and changed our name to Iron Eagle Group, Inc.

Iron Eagle entered into a share exchange agreement to acquire 100 percent of the outstanding common stock of Iron Eagle Group, a Nevada corporation. (“Iron Eagle Nevada”).  On August 18, 2010, Iron Eagle issued 1,469,114  shares of common stock in exchange for a 100 percent equity interest in Iron Eagle Nevada.  As a result of the share exchange, Iron Eagle Nevada became the wholly owned subsidiary of Iron Eagle.  The shareholders of Iron Eagle Nevada owned a majority of the voting stock of Iron Eagle.  Therefore, the transaction was regarded as a reverse merger whereby Iron Eagle Nevada was considered to be the accounting acquirer as its shareholders retained control of Iron Eagle after the exchange, although Iron Eagle is the legal parent company.  The share exchange was treated as a recapitalization of Iron Eagle Nevada.  As such, Iron Eagle Nevada (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Iron Eagle had always been the reporting company and then on the share exchange date, reorganized its capital stock.

As a result of the recapitalization, Iron Eagle changed its fiscal year from June 30th to December 31st, to conform to year end of Iron Eagle Nevada.

On January 21, 2011, Iron Eagle acquired all of the members' interests in Sycamore Enterprises, LLC.  Sycamore Enterprises, LLC is 100 percent holder of all of the membership interests of Delta Mechanical Contractors, LLC, a mechanical contractor (“DMC”).

The purchase price of approximately $9.0 million was paid by Iron Eagle’s issuance of a purchase note originally due on June 2, 2011. Subsequent to the acquisition, Iron Eagle and Mr. Bookbinder, the former owner of DMC and its parent entity, agreed to reduce the note to approximately $8.7 million pursuant to clauses in the acquisition agreement.

On May 31, 2011, Mr. Bookbinder agreed to extend the due date of this note to September 2, 2011.  Iron Eagle’s debt obligation was secured by a pledge of 100 percent of the membership interest in Sycamore Enterprises LLC, DMC's parent entity and its wholly-owned subsidiary.  Iron Eagle had planned to raise the capital to repay the seller note through public and private markets.  Iron Eagle was unable to raise the capital by the due date and on September 23, 2011, Mr. Bookbinder exercised his right to revert 100 percent of the membership interests back to him that also simultaneously extinguished the seller note plus accrued interest of approximately $190k.

On July 13, 2010, Iron Eagle enacted a 40-for-1 reverse split of its outstanding common stock.  On August 15, 2011, Iron Eagle enacted an 8-for-1 reverse split of its outstanding common stock.  Retroactive restatement has been given to all share prices and number of shares for this filing, and accordingly, all amounts including per share amounts are reflected on a post-split basis.

Operations

Iron Eagle provides construction and contracting services in the infrastructure, commercial, and government markets.  Iron Eagle’s management consists of business leaders in construction, government contracting, defense, finance, operations, and business development. Iron Eagle intends to benefit from the $100+ billion in annual government infrastructure spending to rebuild the nation's schools, roads, bridges, airports, highways, power plants, military bases, dormitories, public transit, etc. (Source:  "Construction Outlook 2011" report McGraw-Hill Construction).  In addition, according to www.recovery.org, the purpose of the $787 billion federal recovery package is to jump-start the economy to create and save jobs and over $100 billion has been allocated to improve the nation's infrastructure.   There can be no assurance that Iron Eagle will not encounter problems as it attempts to implement its business plan.

At the end of 2011, Iron Eagle hired Edward English as our new CEO. Since then, the Company has been in discussions with acquiring several infrastructure, commercial, and government construction companies. We have been involved with preliminary negotiations and conducting due diligence with these acquisition targets.  We plan to continue discussions and eventually execute purchase agreements with these companies. In addition, we are working on financing for both the short-term and long-term to execute our strategy.

Employees

As of August 1, 2012, Iron Eagle had three employees.

Competition

We believe that the construction services business is highly fragmented and our competition includes national, regional and local companies across the United States.  Many of our competitors have greater financial and personnel resources.  In view of its extremely limited resources, Iron Eagle expects to continue to be at a significant competitive disadvantage compared to our competitors.

On public works projects, Iron Eagle primarily competes by submitting a sealed bid to the public entity.  The project is typically awarded to the lowest responsible bidder.  On private projects, Iron Eagle and its competitors negotiate with the developer, or its construction manager, on the costs of the work required.

The mechanical and electrical contracting markets are highly competitive. There are many larger regional and national companies with resources greater than those of Iron Eagle  However, some of these large competitors are unfamiliar with the states in which Iron Eagle plans to operate. There are also many smaller contractors and subcontractors who may also compete for work.  Iron Eagle believes there are barriers to entry for smaller competitors, including bonding requirements, and relationships with subcontractors, suppliers and unions.

Backlog

Iron Eagle currently has no backlog. A portion of Iron Eagle’s anticipated revenue in any year is not reflected in its backlog at the start of the year because some projects are awarded and performed in the same year.  The schedule for each project is different and subject to change due to circumstances outside the control of Iron Eagle. Accordingly, it is not reasonable to assume that the performance of backlog will be evenly distributed throughout a year.

Surety Bonds

As is customary and required in the industry, Iron Eagle is often requested to provide a surety bond.  Iron Eagle’s ability to obtain bonding, and the amount of bonding required, is solely at the discretion of the surety and is primarily based upon Iron Eagle’s net worth, working capital, the number and size of projects under construction and the surety’s relationship with management.  The larger the project and/or the number of projects under contract, the greater the requirements are for net worth and working capital.  A company generally pays a fee to the bonding company of an amount approximately one to two percent of the amount of the contract to be performed.

Since inception, Iron Eagle has neither been denied any request for payment or performance bonds, nor has a bonding company been required to make a payment on any bonds issued for Iron Eagle.

Federal, State, and Local Regulations

The construction industry is subject to various governmental regulations from local, state and federal authorities, such as the Occupational Safety and Health Administration and environmental agencies.  Iron Eagle is also governed by state and federal requirements regarding the handling and disposal of lead paint, but the financial impact of complying with such requirements cannot be predicted at this time because it varies from project to project.  Iron Eagle must also comply with regulations as to the use and disposal of solvents and hazardous wastes which compliance is a normal part of its operations.  Iron Eagle may also work with duly licensed asbestos abatement companies.

Cyclical Nature of Business Activities

Our business is vulnerable to the cyclical nature of the markets in which our customers operate and is dependent upon the timing and funding of new contracts.  Some services are required to be performed primarily under lump sum contracts.  The duration of each project varies, however, completion typically occurs within one to two years.

Other Matters

Iron Eagle does not own any patents or patent rights.  Iron Eagle’s business is not subject to large seasonal variations.  Iron Eagle did not expend funds for research and development during 2011 and 2010 and anticipates no research and development expenses in 2012.

Available Information

Our website is www.ironeaglegroup.com.  Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website.  This Form 10-

K is being posted our website concurrently with its filing with the Securities and Exchange Commission.  We will continue to post our periodic reports on Form 10-Q and our current reports on Form 8-K and any amendments to those documents to our website as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission.  Material contained on our website is not incorporated by reference into this Report on Form 10-K.

ITEM 1A.  RISK FACTORS

Not applicable for a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our operations are conducted in leased properties. The following table lists the facilities:

Location	Approximate Square Feet	Monthly Rent	Expiration Date
Corporate Headquarters:

61 West 62nd Street	800	$2,100	September 1, 2012
Suite 23F
New York, NY 10023

Additional Facilities:

9600 E. Arapahoe Road	5,000	$1,427 to $1,513	December 2011
Suite 260
Englewood, CO 80112

Our corporate headquarters are located inside a facility leased by Belle Haven Capital, LLC, which is owned by Jason Shapiro, who is an officer, director, and significant shareholder of the Registrant.

In general, our facilities are sufficient to meet our present needs.

ITEM 3.  LEGAL PROCEEDINGS

On March 8, 2012, Iron Eagle was given notice that Mr. Bovalino and Mr. Hoffman had commenced with an arbitration proceeding regarding a dispute in compensation relating to their employment from May 2010 to November 2010.  Iron Eagle is in discussions with the attorney of Mr. Bovalino and Mr. Hoffman and believe they have reached a tentative settlement. The full amount of the settlement has been recorded in the financials as of December 31, 2011. There is no guarantee that a settlement will ultimately be executed and the Company might be liable for additional expenses.

On April 19, 2012, Iron Eagle was involved with litigation regarding unpaid bills with TUO Greenwood Village I, LLC, the landlord for Iron Eagle’s Colorado lease.  The amount requested by TUO is $46,718.  Iron Eagle is in discussions with settling this amount for a lower amount.  In the meantime, the full $46,718 has been accrued in the accompanying financial statements.  Iron Eagle has not incurred any litigation fees with regard to this matter, but there might be litigation fees in the future.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a)  Market Information.  Our common stock is traded under the symbol “IEAG” on The OTC Market.   As of August 1, 2012, there has been an extremely limited market for our common stock with only an average of less than approximately 523 shares being traded on a daily basis over the 90 day period ended June 28, 2012.

. The following table sets forth the range of high and low bid quotations for our common stock for each quarter.  The range has been revised to reflect the 1-for-40 reverse stock split that occurred on July 13, 2010 and the 1-for-8 reverse stock split that was completed on August 15, 2011. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

      2012

 ---------------

Quarter Ended:                                 High Bid     Low Bid

-------------                                          --------        --------

March 31, 2012                                 $   0.51       $  0.04

      2011

-------------

Quarter Ended:                                 High Bid     Low Bid

-------------                                           --------       --------

December 31, 2011                           $   0.50        $  0.04

September 30, 2011                          $ 12.80        $   0.30

June 30, 2011                                    $ 10.00        $   2.40

March 31, 2011                                 $ 20.00        $   5.60

     2010

 --------------

Quarter Ended:                                 High Bid     Low Bid

-------------                                         --------         --------

December 31, 2010                         $   8.40          $  2.40

September 30, 2010                        $ 57.60          $  2.40

June 30, 2010                                  $ 76.80          $  6.40

March 31, 2010                               $ 25.60          $  3.20

b)  At August 1, 2012, there were approximately 300 holders of our common stock.

c)  Holders of our common stock are entitled to receive dividends.  The payment and amount of future dividends is at the discretion of our board of directors.   No dividends have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d)  No securities are authorized for issuance by Iron Eagle under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

During the year ended December 31, 2011, Iron Eagle issued common stock as follows:

On February 4, 2011, Iron Eagle executed a consulting agreement with IPX Capital, LLC. Pursuant to the agreement, Iron Eagle granted IPX 15,625 common shares valued at $6.40 per common share, which vested immediately.  A success fee of $100,000 in cash will be due upon raising up to $40,000,000, plus an additional 1% of any capital raised in excess of $40,000,000.  An additional 15,625 shares will be earned and vest upon the completion of raising the necessary capital to find Iron Eagle's first acquisition.

On March 1, 2011, Iron Eagle entered into an investor relations consulting agreement with Alliance Advisors, LLC.  Pursuant to the 15 month agreement, Iron Eagle will issue 15,000 restricted shares over the term of the agreement, including 5,000 to be issued within the first 30 days of the agreement. In March 2011, Iron Eagle issued 5,000 shares of common stock, valued at $8.08 a share, which vested immediately.  The agreement also provides for cash fees beginning on the fourth month of service.  The fees range from $5,000 to $8,500 a month, with the escalations occurring upon closing of a financing transaction of $10.0 million or more and upon a successful listing on the American Stock Exchange or NASDAQ.

On March 1, 2011, Iron Eagle entered into a 12 month consulting agreement with Hayden IR to provide corporate investor and public relations services.  Pursuant to the agreement, Iron Eagle will issue 9,375 shares of common stock within 30 days of engagement. In March 2011, Iron Eagle issued the 9,375 shares, valued at $8.08 a share, which vested immediately. The agreement provides for no monthly cash fee for the first six months of service.  In months seven through twelve, assuming a funding event of $10.0 million or more occurs, the fees will be $7,000 per month.  If Iron Eagle does not raise enough money to pay the fee, an additional 9,375 shares of restricted common stock will be issued to Hayden IR within 30 days following the sixth month of engagement.

On March 1, 2011, Iron Eagle entered into a consulting agreement with RJ Falkner & Company, Inc. to prepare and distribute "Research Profile" reports to over 9,500 investment professionals on a recurring basis, follow-up with investment professionals and investors on a continuing basis, and respond to inquiries from brokers, money managers and investors.  Iron Eagle will pay Falkner a monthly retainer fee of $5,000 payable in restricted shares of common stock, payable each month in advance, calculated on the average closing price of Iron Eagle's stock during the prior 20 market trading days, which was 962 shares at $10.40 a share for the first two months of service.  In addition, Iron Eagle issued Falkner a three-year warrant to purchase 10,625 shares of Iron Eagle's common stock, at an exercise price that is equivalent to the last trade price of Iron Eagle's common stock on the date prior to the start date of the consulting agreement, which was $8.08 a share.

On March 1, 2011, Iron Eagle entered into a media production and placement services agreement with NewsUSA to provide national media exposure for Iron Eagle.  NUSA will provide Iron Eagle with $500,000 of media credit to be used in the placement of print and radio features obtained by NUSA on behalf of Iron Eagle.  Pursuant to the agreement, Iron Eagle was to issue $125,000 of restricted common shares valued at the 30 day weighted average price as of the effective day of the agreement.  In March 2011, pursuant to this agreement, Iron Eagle issued 12,019 shares of stock, valued at $10.40 a share, which vested immediately.  For every release after the first media release, for each $25,000 of media credit utilized, Iron Eagle shall debit the guaranteed media credit by $22,500 and pay the remaining $2,500 in cash.

On March 13, 2011, Iron Eagle granted 5,966 shares of stock to Gary Giulietti, as compensation for his services as a director of Iron Eagle from the time period of May 4, 2010, the date Mr. Giulietti joined the board of directors, to March 31, 2011. These shares were valued at $7.60 a share, the share price as of December 31, 2010 (date of grant) as agreed to in 2010 by the board of directors.

On March 13, 2011, Iron Eagle granted 4,650 shares of stock to JEA Energy LLC, a firm 100 percent owned by Joseph Antonini, as compensation for his services as a director of Iron Eagle from the time period of July 16, 2010, the date Mr. Antonini joined the board of directors, to March 31, 2011. These shares were valued at $7.60 a share, the share price as of December 31, 2010 (date of grant) as agreed to in 2010 by the board of directors.

On May 5, 2011, pursuant to a Board of Directors authorization, Iron Eagle granted 625 common shares to Solar Flash Partners, LLC, a firm 100 percent owned by attorney Ron Levy as consideration for Mr. Levy’s legal services.  These shares were valued at $6.80 per common share.

In July and August, 2011, Iron Eagle sold an aggregate of 6 units of its securities to 4 investors, each unit consisting of:

(a) Iron Eagle’s 13 percent $25,000 note due the earlier of 1.) the public raise by Aegis Capital or 2.) December 31, 2011,

(b) a Series A Warrant expiring December 31, 2012 entitling the holder to purchase 6,250 shares of common stock at an exercise price of $4.00 per share,

(c) a Series B Warrant expiring December 31, 2014 entitling the holder to purchase an additional 6,250 shares of common stock at an exercise price of $4.00 per share, and

(d) a Series C Warrant expiring December 31, 2012 entitling the holder to purchase an additional 31,250 shares of common stock at an exercise price of $0.08 per share.

The Series A Warrants and the Series B Warrants are identical in all respects except that

(i)   the Series A Warrants may be exercised either for cash or by cancelling the Note,

(ii)  the Series B Warrants has certain cashless exercise features, and

(iii) the Series A Warrants provide, among other rights, for full-ratchet anti-dilution adjustments and the Series B Warrants provide for weighted-average anti-dilution adjustments for lower priced issuances of common stock.

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

On July 20, 2011, Iron Eagle granted 2,841 shares of stock for a total value of $12,500 to Gary Giulietti, as compensation for his services as a director of Iron Eagle for the three months ended June 30, 2011.

On July 20, 2011, Iron Eagle granted 2,841 shares of stock for a total value of $12,500 to JEA Energy LLC, a firm 100% owned by Joseph Antonini, as compensation for his services as a director of Iron Eagle for the three months ended June 30, 2011.

On July 20, 2011, Iron Eagle granted 12,500 shares of common stock valued at $5.20 a share, the share price as of the issue date, for a total value of $65,000 to Joseph LoCurto, Iron Eagle’s former Chairman, as interest from a loan made by Mr. LoCurto to Iron Eagle in March 2011.

On July 20, 2011, Iron Eagle granted 12,500 shares of stock valued at $5.20 a share for a total value of $65,000 to Jed Sabio, Iron Eagle’s executive vice president of business development, as interest for a loan made by Mr. Sabio in March 2011.

On September 27, 2011, Iron Eagle granted 2,732 shares of stock valued at $1.83 a share for a total value of $5,000 to RJ Falkner & Company, Inc. as part of the contract entered into with RJ Falkner & Company, Inc. in March 2011 to provide consulting services. Iron Eagle and RJ Falkner also agreed to terminate their services as of August 31, 2011.

On September 27, 2011, Iron Eagle granted 45,000 shares of common stock valued at $0.55 a share for a total value of $24,750 to Alliance Advisors as part of the contract entered into in March 2011 to provide investor relation services. Iron Eagle and Alliance Advisors also agreed to terminate their services as of August 31, 2011.

On September 27, 2011, Iron Eagle granted 25,000 shares of stock for a total value of $13,750 to Gary Giulietti, as compensation for his services as a director of Iron Eagle for the three months ended September 30, 2011.

On September 27, 2011, Iron Eagle granted 25,000 shares of stock for a total value of $13,750 to JEA Energy LLC, a firm 100 percent owned by Joseph Antonini, as compensation for his services as a director of Iron Eagle for the three months ended September 30, 2011.

All of these issuances were made to accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

There are no other stock option or other equity based compensation plans.   As of December 31, 2011 and 2010, Iron Eagle has accrued $79,031 in shares to be issued to Mr. Bovalino and Mr. Hoffman pursuant to their compensation agreements.  As of December 31, 2011, Iron Eagle has accrued $50,000 in shares to be issued for Directors Fees.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information we believe is relevant to an assessment and understanding of our financial position, results of operations and cash flows.  This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes included in this form 10-K.  This discussion contains forward-looking statements that are based upon current expectations and assumptions that are subject to risks and uncertainties. Actual results and the timing of certain events may differ materially from those projected in such forward-looking statements due to a number of factors..

Trends and Uncertainties

The current global economic and financial crisis has severely hampered our ability to obtain additional funds with which to seek additional acquisition targets, construction contracts, or other types of business opportunities.  We are uncertain what potential business ventures will be available to us in the near future, or whether, if they are available, we will be able to obtain debt or equity financing necessary to take advantage of those opportunities.

Going Concern

Iron Eagle has an accumulated deficit through December 31, 2011 totaling $4,482,559 and recurring losses and negative cash flows from operations.  Because of these conditions, Iron Eagle will require additional working capital to develop its business operations.

Iron Eagle's success will depend on its ability to raise money through debt and the sale of stock to meet its cash flow requirements.   The ability to execute its strategic plan is contingent upon raising the necessary cash to

   1) pursue and close acquisitions;

   2) sustain limited operations; and,

   3) meet current obligations.

The current economy has severely hampered the registrant's ability to raise funds to close on identified acquisitions.  The construction market continues to remain weak.  The registrant is uncertain what potential acquisitions will be available to us in the near future, or whether, if they are available, if they will be able to raise funds necessary to take advantage of these opportunities.  Management believes that the efforts it has made to promote its business will continue for the foreseeable future.  These conditions raise substantial doubt about Iron Eagle’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Iron Eagle be unable to continue as a going concern.

Critical Accounting Policies

Iron Eagle’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense.  The accounting policies used conform to accounting principles generally accepted in the United States of America which have been consistently applied in the preparation of these consolidated financial statements.

The consolidated financial statements and notes are representations of Iron Eagle’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  Iron Eagle's system of internal accounting control is designed to assure, among other items, that

1) recorded transactions are valid;

2) valid transactions are recorded; and

3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of Iron Eagle for the respective periods being presented.

Results of Operations

Year ended December 31, 2011

Total operating expenses for the year ended December 31, 2011 were $3,025,773.

Our general and administrative expenses were $368,136 for the year ended December 31, 2011. This is due to financing, S-1 related expenses, media relations, rent, insurance, and travel expenses.

Compensation for the year ended December 31, 2011 was $1,222,661. This is the result of the addition of a new management team. All compensation expense related to our officers has been accrued and not paid as of December 31, 2011.

Professional fees for the year ended December 31, 2011 were $1,194,976. This is mainly due to audit, legal, financing, and investor relations related expenses.  Professional fees to Related Parties for the year ended December 31, 2011 were $240,000 and consisted of consulting services provided by Belle Haven Partners, a company owned by the brother of an officer of Iron Eagle.

We generated no revenue and recorded no bad debt expense during the year ended December 31, 2011.

For the year ended December 31, 2011, other expense was $240,694 due mostly to amortization of the interest expense from the July and August 2011 private placement, the warrant derivative liability expense related to that private placement, and the payment of interest on the notes due to Mr. LoCurto and Mr. Sabio.

Income tax expense during the year ended December 31, 2011 was $0.

Net loss for the year ended December 31, 2011 totaled $(3,266,467) or $(2.17) per common share.

Year ended December 31, 2010

Total operating expenses for the year ended December 31, 2010 were $942,255.

Our general and administrative expenses were $118,419 for the year ended December 31, 2010. This is due to financing, media relations, and travel expenses.

Compensation for the year ended December 31, 2010 was $506,319. This is the result of the addition of new management team.   All compensation expense related to our officers has been accrued and not paid as of December 31, 2010.

Professional fees for the year ended December 31, 2010 were $159,117. This is mainly due to audit, legal, and investor relations related expenses.  Professional fees to Related Parties for the year ended December 31, 2010 were $158,400 and consisted mainly of consulting services provided by Belle Haven Partners, a company owned by the brother of an officer of Iron Eagle.

We generated no revenue and recorded no bad debt expense during the year ended December 31, 2010.

For the year ended December 31, 2010, other expense was $2,865 due mostly to interest expense.

Income tax expense during the year ended December 31, 2010 was $0.

Net loss for the year ended December 31, 2010 totaled $945,120 or $(0.74) per common share.

Liquidity and Capital Resources

For the years ended December 31, 2011 and 2010, we relied on loans from management and key shareholders.  Our cash position increased from $0 at December 31, 2009 to $976 at December 31, 2010 and decreased to $62 at December 31, 2011.

For the year ended December 31, 2011, cash flows from operating activities were $(465,970) due to expenses related to compensation, financing, legal, audit, and other general working purposes.

For the year ended December 31, 2010, cash flows from operating activities were $2,018 due to expenses related to compensation, legal, audit, and other general working purposes.

The Company had no cash flows from investing activities for the years ended December 31, 2011 and 2010.

For the year ended December 31, 2011, cash flows from financing activities were $465,056 due mostly to proceeds from borrowings and stock warrants that were issued.

For the year ended December 31, 2010, cash flows from financing activities were $(1,042) which related primarily to the repayment of the Company’s capital lease.

We have no current sources of cash and we will not be able to continue in existence if further cash resources are not obtained.

Off-Balance Sheet Arrangements

Iron Eagle has no off-balance sheet arrangements.

Recent Pronouncements

Newly issued accounting pronouncements that potentially impact our consolidated financial statements are disclosed in the Notes to Consolidated Financial Statements of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Marcum LLP, Independent Registered Public Accounting Firm

20

Report of The Hall Group, Independent Registered Public Accounting Firm

21

Consolidated Balance Sheets as of December 31, 2011 and 2010

22

Consolidated Statements of Operations For the Years Ended December 31, 2011,

  2010, and for the Period from Inception (November 9, 2009) through

  December 31, 2011

24

Consolidated Statement of Changes of Stockholders’ Deficit For the Period from

  Inception (November 9, 2009) Through December 31, 2011

25

Consolidated Statements of Cash Flows For the Years ended December 31, 2011,

  2010, and for the Period from Inception (November 9, 2009) through

  December 31, 2011

26

Notes to Consolidated Financial Statements

28

REPORT OF MARCUM LLP, INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Iron Eagle Group, Inc.

We have audited the accompanying consolidated balance sheet of Iron Eagle Group, Inc. (a development stage company) (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and the period from inception (November 9, 2009) through December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the period from inception (November 9, 2009) to December 31, 2010 were audited by other auditors whose report, dated March 7, 2011, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from inception (November 9, 2009) to December 31, 2010 reflect a net loss of $1,216,092. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Eagle Group, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the year then ended and for the period from inception (November 9, 2009) through December 31, 2011in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses and continues to experience negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Marcum LLP

Hartford, CT

July 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

Iron Eagle Group

New York, New York

We have audited the accompanying balance sheet of Iron Eagle Group (a development stage enterprise) as of December 31, 2010 and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards requires that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Iron Eagle Group’s internal control over financial reporting as of December 31, 2010 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Eagle Group as of December 31, 2010 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 11.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Hall Group, CPAs

Dallas, Texas

March 17, 2011

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$ 62	$ 976
Other Assets	0	6,000
Prepaid Expenses	164,190	421,192
Total Current Assets	164,252	428,168

Long Term Portion of Prepaid Expenses	151,429	190,371
Fixed Assets, Net of Accumulated Depreciation of $10,242 in 2011 and $15,714 in 2010	0	2,150
TOTAL ASSETS	$ 315,681	$ 620,689
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable-Related Parties	$ 659,439	$ 479,439
Accounts Payable	368,629	78,409
Advances From Officers	92,819	289,758
Accrued Liabilities	1,537,355	795,936
Notes Payable- Related Party	325,000	15,000
Notes Payable	150,000	0
Accrued Interest, including accrued interest due to related parties of $28,523 in 2011 and $3,773 in 2010	34,945	3,773
Warrant Derivative Liability	2,873	0
Capital Lease	0	2,344
Common Stock to be Issued	50,000	42,155
Line of Credit	50,000	50,000
Total Current Liabilities	3,271,060	1,756,814
TOTAL LIABILITIES	3,271,060	1,756,814

(Continued on next page)

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Continued from previous page)

	December 31,	December 31,
	2011	2010
Commitments and Contingencies (Note 11)
Stockholders' Deficit
Preferred Stock ($.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2011 and 2010)	$ 0	$ 0
Common Stock ($.00001 par value, 875,000,000 shares authorized, 1,630,288 and 1,472,686 shares issued and outstanding as of December 31, 2011 and 2010, respectively	118	116
Additional Paid-in Capital	1,527,062	79,851
Deficit Accumulated During the Development Stage	(4,482,559)	(1,216,092)
Total Stockholders' Deficit	(2,955,379)	(1,136,125)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 315,681	$ 620,689

See accompanying notes to consolidated financial statements.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations

	Year	Year	Cumulative
	Ended	Ended	Since Inception
	December 31, 2011	December 31, 2010	(November 9, 2009)
REVENUE	$ 0	$ 0	$ 0
COST OF REVENUE	0	0	0
GROSS PROFIT	0	0	0
OPERATING EXPENSES
General and Administrative Expenses	368,136	118,419	486,555
Compensation Expenses	1,222,661	506,319	1,768,980
Professional Fees	1,194,976	159,117	1,370,065
Professional Fees to Related Parties	240,000	158,400	613,400
TOTAL OPERATING EXPENSES	3,025,773	942,255	4,239,000

NET OPERATING LOSS	(3,025,773)	(942,255)	(4,239,000)

Warrant Derivative Liability Income	53,067	0	53,067
Interest and Other Expense, Net	(293,761)	(2,865)	(296,626)
OTHER EXPENSE	(240,694)	(2,865)	(243,559)
NET LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	(3,266,467)	(945,120)	(4,482,559)
Provision for Income Taxes	0	0	0
NET LOSS FROM CONTINUING OPERATIONS	(3,266,467)	(945,120)	(4,482,559)
DISCONTINUED OPERATIONS, NET OF TAXES (NOTE 13)
Loss from Discontinued Operations of Delta Mechanical, Net of Taxes	(252,266)	0	(252,266)
Gain on Disposal of Discontinued Operations, Net of Taxes	252,266	0	252,266)
NET LOSS	$ (3,266,467)	$ (945,120)	$ (4,482,559)

Loss per Share from continuing operations, basic and diluted	$ (2.17)	$ (0.74)

Loss per share from discontinued operations	$ 0.00	$ 0.00

Weighted Average Shares Outstanding, basic and diluted	1,507,857	1,280,864

See accompanying notes to consolidated financial statements.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Deficit for the Period from

Inception (November 9, 2009) through December 31, 2011

			Additional	Deficit Accumulated
	Common Stock		Paid-In	During The
	Shares	Amount	Capital	Development Stage	Totals

Balance at November 9, 2009	0	$ 0	$ 0	$ 0	$ 0

Issuance of Founder's Shares on November 9, 2009	1,167,162	1	0	0	1

Net Loss	0	0	0	(270,972)	(270,972)

Balance at December 31, 2009	1,167,162	1	0	(270,972)	(270,971)
Shares Outstanding Immediately Prior to Recapitalization on August 18, 2010	301,952	114	49,852	0	49,966
Shares Issued for Services on August 31, 2010 at $8.40 per share	3,572	1	29,999	0	30,000
Net Loss	0	0	0	(945,120)	(945,120)
Balance at December 31, 2010	1,472,686	116	79,851	(1,216,092)	(1,136,125)
Retirement of Shares on March 17, 2011 at $0.003 per share	(31,250)	0	(100)	0	(100)
Shares Issued for Services between March 20, 2011 to September 27, 2011 (Ranging from $0.55 to $10.40 per share)	149,048	1	546,192	0	546,193
Contribution to Capital of Services by Related Parties	0	0	615,250	0	615,250
Shares Issued for Interest Expense on July 20, 2011 at $0.65 per share	25,000	1	129,999	0	130,000
Issuance of Stock Warrants between March 1, 2011 to August 1,2011	0	0	147,728	0	147,728
Shares Issued in Repayment of Debt on September 27, 2011 at $0.55 per share	14,804	0	8,142	0	8,142
Net Loss	0	0	0	(3,266,467)	(3,266,467)
Balance at December 31, 2011	1,630,288	$ 118	$ 1,527,062	$ (4,482,559)	$(2,955,379)

See accompanying notes to consolidated financial statements.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	Year	Year	Cumulative
	Ended	Ended	Since Inception
	December 31, 2011	December 31, 2010	(November 9, 2009)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (3,266,467)	$ (945,120)	$ (4,482,559)
Net Loss from Discontinued Operations	0	0	0
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Contributions to Capital of Services by Related Parties	615,250	0	615,250
Shares Issued for Services	546,193	30,000	576,193
Shares Issued for Interest Expense	130,642	0	130,642
Stock Warrants Issued	147,728	0	147,728
Increase in Fair Value of Warrant Derivative Liability	2,873	0	2,873
Depreciation Expense	2,150	684	2,834
Change in Operating Assets and Liabilities
Decrease in Other Assets	6,000	0	6,000
Decrease in Prepaid Expenses	295,944	209,668	505,612
Decrease in Note Receivable	-	10,000	0
Increase in Accounts Payable-Related Party	180,000	174,439	569,439
Increase (Decrease) in Accounts Payable	290,220	(101,081)	200,110
(Decrease) Increase in Advances from Officer	(196,939)	183,323	(13,616)
Increase Accrued Liabilities	741,419	394,177	1,175,596
Increase in Accrued Interest- Related Party	22,477	3,773	26,250
Increase in Accrued Interest	8,695	0	8,695
Increase in Stock to be Issued	7,845	42,155	50,000
Net Cash (Used in) Provided by Operating Activities	(465,970)	2,018	(478,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowing- Related Party	310,000	0	325,000
Proceeds from Borrowing	157,500	0	157,500
Payments on Capital Lease	(2,344)	(1,041)	(3,385)
Contributed Capital	-	(1)	0
Repurchase and Retirement of Common Stock	(100)	0	(100)
Net Cash Provided By (Used in) Financing Activities	465,056	(1,042)	479,015

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(914)	976	62

(Continued on next page)

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Continued from previous page)

	Year	Year	Cumulative
	Ended	Ended	Since Inception
	December 31, 2011	December 31, 2010	(November 9, 2009)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$ 976	$ 0	$ 0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 62	$ 976	$ 62

SUPPLEMENTAL CASH DISCLOSURES:
Cash Paid for Interest Expense	$ 3,497	$ 0	$ 3,497

SUPPLEMENTAL NON-CASH DISCLOSURES:
Stock Issued for Services	$ 546,193	$ 30,000	$ 576,193
Shares Issued in Repayment of Debt	$ 8,142	$ 0	$ 8,142

See accompanying notes to consolidated financial statements.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1 -  NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Iron Eagle Group, Inc. (“Iron Eagle” or the "Company") was incorporated under the laws of Wyoming in January 1995.  In March 2010, we re-domiciled in Delaware and changed our name to Iron Eagle Group, Inc.

Iron Eagle provides construction and contracting services in both the commercial and government markets.  Iron Eagle believes their management consists of business leaders in construction, government contracting, defense, finance, operations, and business development. Management has a strategic plan to capitalize on the $100 billion market opportunity in infrastructure construction created by the Federal government’s stimulus package (Construction Outlook 2011 Report, McGraw Hill Construction)  in addition to the billions of federal funds that have been approved to be spent at the state level for projects throughout the United States.  There can be no assurance that the Company will not encounter problems as it attempts to implement its business plan.

The Company is in the development stage and presents its consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.   As of December 31, 2011, the Company had three full-time employees, owned minimal fixed assets and has not generated revenue.

On January 8, 2010, the Company entered into a share exchange agreement to acquire 100 percent of the outstanding common stock of Iron Eagle Group (a Nevada corporation) (“Iron Eagle Nevada”).  On August 18, 2010, the Company issued 1,167,162 shares of common stock in exchange for a 100 percent equity interest in Iron Eagle Nevada.  This combined with 301,952 common shares previously outstanding at the time totaled 1,469,114 common shares. As a result of the share exchange, Iron Eagle Nevada became the wholly owned subsidiary of the Company.  The shareholders of Iron Eagle Nevada owned a majority of the voting stock of the Company.  Therefore, the transaction was regarded as a reverse merger whereby Iron Eagle Nevada was considered to be the accounting acquirer as its shareholders retained control of the Company after the exchange, although the Company is the legal parent company.  The share exchange was treated as a recapitalization of Iron Eagle Nevada.  As such, Iron Eagle Nevada (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if the Company had always been the reporting company and then on the share exchange date, reorganized its capital stock.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

As a result of the recapitalization, the Company changed its fiscal year from June 30th to December 31st, to conform to the year end of Iron Eagle Nevada.

On July 13, 2010, the Company enacted a 1-for-40 reverse stock split of its outstanding common stock.  On August 15, 2011, the Company enacted an 1-for-8 reverse split of its outstanding common stock.  Retroactive restatement has been given to all share prices and number of shares for this filing, and accordingly, all amounts including per share amounts are reflected on a post-split basis.

On January 21, 2011, Iron Eagle Group, Inc. acquired all of the members' interests in Sycamore Enterprises, LLC.  Sycamore Enterprises, LLC is a 100 percent holder of all of the membership interests of Delta Mechanical Contractors, LLC, a mechanical contractor (“DMC”).

The purchase price of approximately $9.0 million was paid by the Company’s issuance of a purchase note (the “Purchase Note”) originally due on June 2, 2011.  Subsequent to the acquisition, the Company and Bruce Bookbinder, the former owner of DMC and its parent entity, agreed to reduce the Purchase Note to $8.7 million pursuant to clauses in the acquisition agreement.

On May 31, 2011, Mr. Bookbinder agreed to extend the due date of the Purchase Note to September 2, 2011.  The Company’s debt obligation was secured by a pledge of 100 percent of the membership interest in Sycamore Enterprises LLC.  The Company had planned to raise the capital to repay the Purchase Note through public and private markets.  The Company was unable to raise the capital by the due date and on September 23, 2011, Mr. Bookbinder exercised his right to revert 100 percent of the membership interest back to him that also simultaneously extinguished the Purchase Note plus accrued interest of $190,147.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America (“GAAP”) and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense.  The accounting policies used conform to GAAP, which have been consistently applied in the preparation of these consolidated financial statements.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation and Principles of Consolidation:

The Company prepares its financial statements on the accrual basis of accounting.  The Company is consolidated with its wholly owned subsidiary, Iron Eagle Nevada (as of the date of August 18, 2010, the date of the reverse merger) and Sycamore Enterprises, LLC and its wholly owned subsidiary, Delta Mechanical Contractors, LLC (as of January 21, 2011, the date of the acquisition, through September 23, 2011 date of disposal).  The results from DMC for the period from January 21, 2011 through September 23, 2011 are presented as discontinued operations.  All intercompany transactions have been eliminated.

Income Taxes:

The Company uses the liability method in the computation of income tax expense and the current and deferred income tax payable (deferred tax liability) or benefit (deferred tax asset).  Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertainty in income taxes using a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit that is more than 50 percent likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.  Currently all of the Company’s tax years are open for examination.

Loss per Share:

The basic and diluted loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period covered.

Consideration of all the Company’s warrants in the loss per share computation has not been included for any periods presented because the results would be anti-dilutive.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain prior year’s amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents:

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

Fixed Assets:

Fixed assets are recorded at historical cost.  Equipment is depreciated on a straight-line basis over its estimated useful life (generally 5 to 7 years). Leasehold improvements and fixed under the capital leases are amortized over the shorter of the estimated useful life or lease term.    Maintenance and repairs are expensed as incurred.  Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated.  Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statement of operations.

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

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In calculating fair value, there are certain assumptions used such as the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate.  The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Advertising:

Advertising costs are expensed as incurred.

Financial Condition and Going Concern:

The Company has a deficit accumulated through the development stage through December 31, 2011 totaling $4,482,559 and recurring losses and negative cash flows from operations.  Because of these conditions, the Company will require additional working capital to develop its business operations.

The Company's success will depend on its ability to raise money through debt and the sale of stock to meet its cash flow requirements.   The ability to execute its strategic plan is contingent upon raising the necessary cash to 1) pursue and close acquisitions; 2) sustain limited operations; and, 3) meet current obligations.   The current economy has severely hampered the Company's ability to raise funds to close on identified acquisitions.  Management believes the construction market continues to remain weak.  The Company is uncertain what potential acquisitions will be available to it in the near future, or whether, if they are available, if they will be able to raise funds necessary to take advantage of these opportunities.    Management believes that the efforts it has made to promote its business will continue for the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Recent Accounting Pronouncements:

The Company has evaluated and does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820 “Fair Value Measurement and Disclosure”, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.

Warrant Derivative Liability:

Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815") As a result of adopting ASC 815, warrants to purchase the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as there was a down-round protection (full-ratchet down round protection). As a result, the warrants are not considered indexed to the Company's own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

The Company determined the fair values of these securities using a Black-Scholes option pricing model which approximates the binomial method.

Subsequent Events:

Subsequent events have been evaluated through the date the accompanying consolidated financial statements were issued.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 2 – PREPAID EXPENSES

The Company has entered into contracts for investor relations and consulting services to assist in the financing and purchasing of construction related entities.  All services were prepaid with Company shares and warrants that vested immediately.  The values of the services to be rendered are amortized on a straight line basis each month over the terms of the contract service periods.  The services remaining to be provided as of December 31, 2011 and 2010 are reflected as a prepaid expense.  The gross prepaid expense is $428,607 at December 31, 2011 and $827,860 at December 31, 2010.  The net prepaid expense is $315,619 at December 31, 2011 and $611,563 at December 31, 2010, reflecting accumulated amortization of $112,988 at December 31, 2011 and $216,297 at December 31, 2010.

NOTE 3 – FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2011	December 31, 2010

Office Equipment and Capital Leases	$ 7,033	$ 14,655
Furniture	3,209	3,209
Subtotal	10,242	17,864
Accumulated Depreciation	(10,242)	(15,714)
Total	$ 0	$ 2,150

Depreciation and amortization expense was $2,150 in 2011 and $684 in 2010.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company entered into an agreement on November 15, 2009 with Belle Haven Partners, LLC (“Belle Haven”) to assist them with business development planning, raising additional capital, and accessing the public markets.  One of Belle Haven’s principals is also an officer of the Company, and the entities have common ownership.  Iron Eagle Nevada agreed to pay Belle Haven $20,000 per month starting September 1, 2009, as well as to reimburse them for all out-of-pocket expenses.  Belle Haven agreed to waive their compensation earned during the first quarter of 2011 (see Note 15).  The consulting expense to Belle Haven began to accrue again as of April 1, 2011.  The Company had $659,439 at December 31, 2011 and $479,439 at December 31, 2010 in

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 4 – RELATED PARTY TRANSACTIONS (Continued)

amounts due to Belle Haven.  On January 27, 2012 Belle Haven agreed to convert all of the amounts due to them into common shares at a conversion price of $0.25 a share. On January 27, 2012, the Company amended the term for the Belle Haven consulting agreement to end on June 30, 2012 and the monthly compensation for consulting services was reduced from $20,000 a month to $15,000 a month for the six month period ending on June 30, 2012.

On September 1, 2010, the Company also entered into a one year lease for its New York, New York offices with Belle Haven Capital, LLC an entity which is owned by Jason Shapiro, the Company’s current Chief Financial Officer, for $2,100 a month beginning September 1, 2010.  As of September 1, 2011, the Company renewed the lease for an additional year.

On December 31, 2009, the Company entered in two note agreements with Jason Shapiro, the Company’s current Chief Financial Officer, for a total of $15,000.  These notes, which bear a 10 percent interest rate, were originally due on June 30, 2010, and had been extended until June 30, 2011 and are currently in default.

The Company also owed Mr. Shapiro $66,531 at December 31, 2011 and $271,259 at December 31, 2010 for operating expenses, which include professional fees for audit, legal and investor relations.  On March 15, 2011 the Company converted $250,000 of the advances into a third note agreement bearing interest at 10 percent and due December 15, 2011.  As of December 31, 2011 the note was in default and the interest rate was automatically raised to 15 percent on January 15, 2012.  As of the date of the filing of this report, the Company remained in default.

On March 8, 2011 the Company entered into note agreements with two related parties (the Company’s former Chairman of the Board and the Company’s Executive Vice President) for the receipt of $60,000 for working capital purposes. These notes have similar terms, bearing an interest rate of 10 percent and are due in full upon the earlier of the Company receiving at least $75,000 of funding or 90 days after issuance with renewable 30 day periods, at the holder’s sole discretion.  In addition, if not repaid at maturity or extended by the note holders the note holders are to receive 12,500 shares of common stock.  As of December 31, 2011, and the date of the filing of this report, the notes were in default.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 4 – RELATED PARTY TRANSACTIONS (Continued)

On July 22, 2011, Jed Sabio, the Company’s Executive Vice President, purchased for a consideration of $250 from Jason M. Shapiro and Jake Shapiro, a stockholder and brother of Jason M. Shapiro, an aggregate of 62,500 shares of Iron Eagle common stock (31,250 shares purchased from each).  Mr. Sabio agreed not to sell or offer to sell these shares or any other shares he owns in the Company for a period of 12 months following the completion of the initial public offering except as per a Board approved lock-up agreement.

NOTE 5 – ACCRUED COMPENSATION

The Company has entered into employment agreements with the Company’s management team, as outlined in Note 11.  As of December 31, 2011, no cash compensation has been paid, and the Company has accrued amounts pursuant to these agreements.  On January 27, 2012, the Company entered into an agreement with certain Officers and Directors to convert accrued compensation due them at December 31, 2011 totaling $586,360 into common shares of the Company at a conversion price of $0.25 a share.

NOTE 6 – LINE OF CREDIT

The Company has a $50,000 revolving line of credit with a U.S. financial institution.  As of December 31, 2011 and 2010, the outstanding balance is $50,000, and carries an interest rate of prime plus 3 percent (6.25 percent at December 31, 2011).

NOTE 7 – DEBT

On March 8, 2011, the Company entered into a note agreement (the “Alliance Note”) with Alliance Advisors for $7,500 in consideration for receipt of cash by the Company.  The Alliance Note had an interest rate of 12 percent and was due upon the earlier of June 8, 2011, or the Company receiving $100,000 of funding unless renewed.  On September 27, 2011, the Company repaid the Alliance Note and accrued interest through the issuance of 14,804 shares of common stock valued at $.55 a share.

On March 8, 2011 the Company entered into note agreements with the Company’s former Chairman of the Board and the Company’s Executive Vice President for a total of $60,000 as outlined in Note 4.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 7 – DEBT (Continued)

On March 17, 2011 the Company converted $250,000 of the “Advances from Officers” from the Company’s CFO into a note agreement as outlined in Note 4.

On January 21, 2011, as part of the purchase price of Delta Mechanical, the Company issued a  note of $9,000,000 to Bruce A. Bookbinder (“Seller Note”) which was subsequently adjusted to $8,675,463 pursuant to a working capital adjustment.  The Seller Note was secured by the Company’s membership interest in Sycamore Enterprises LLC, Delta Mechanical’s parent.  The due date for the Seller Note was June 2, 2011, which was subsequently extended to September 2, 2011. The Company had planned to raise the capital to repay the note through public and private markets.  Due to market conditions, the Company was unable to raise the capital by the due date and on September 21, 2011, Mr. Bookbinder exercised his right to revert 100 percent of the membership interest back to him which also simultaneously extinguished the Seller Note plus accrued interest.

NOTE 8 – WARRANT DERIVATIVE LIABILITY

ASC 815-40-15 “Derivatives and Hedging” requires freestanding contracts that are settled in our own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations.  In the Company’s July and August 2011 financings, the Company issued 6 units of Series A and B warrants to each purchase 6,250 shares of common stock per unit.    The Series A contained full-ratchet anti-dilution adjustments and the Series B provided for weighted-average anti-dilution adjustments for lower priced issuances of common stock.

The warrant derivative liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. For the year ended December 31, 2011, the Company recorded income of $53,067, in our consolidated statements of operations to record the change in fair value of the warrant derivative liability. Fair value was estimated using a Black Scholes option pricing model which approximates the binomial method, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors. The warrant derivative liability was valued using the following assumptions on the following dates:

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 8 – WARRANT DERIVATIVE LIABILITY (Continued)

Risk free interest rate

                           0.20%

Volatility

                                       489%

Dividend

                                          0

Expected term (Series A)

              1.00 year

Expected term (Series B)

              3.00 years

NOTE 9 – STOCKHOLDERS’ EQUITY

In December 2009, Iron Eagle Nevada (pre-merger) issued 1,000 shares pursuant to the “Founder’s Agreement” dated December 1, 2009 and as recapitalized on August 18, 2010.  Three of the founders contributed intellectual capital in exchange for 81.64 percent of the shares.  The sales were valued at par.  18.36 percent of the shares were issued in exchange for 200,000 shares of The Saint James Company.  The fair value of the shares obtained, based upon level 3 fair value inputs was $0.  The shares are restricted as to their transferability.

In March, 2010, the Company re-domiciled from Wyoming to Delaware.  Also at this time, the par value of its preferred shares was changed from $.01 to $.00001.  It also changed its total authorized preferred shares from 2,000,000 to 20,000,000.  No preferred shares are issued or outstanding as of December 31, 2011 and 2010.

Stock Issued for Services:

On August 31, 2010, the Company entered into a non-exclusive agreement with Aegis Capital Corp., an investment bank, to act as their underwriter with respect to a forthcoming public offering. In connection with this agreement the
Company issued 3,572 shares of stock, valued at $8.40 a share, which vested immediately.

On February 4, 2011, the Company executed a consulting agreement with IPX Capital, LLC ("IPX"). Pursuant to the agreement, on March 20, 2011, the Company granted IPX 15,625 common shares valued at $6.40 per common share, which vested immediately.  A success fee of $100,000 in cash will be due upon raising up to $40,000,000, plus an additional 1% of any capital raised in excess of $40,000,000.  An additional 15,625 shares will be earned and vest upon the completion of raising the necessary capital to find the Company's first acquisition.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Effective March 1, 2011, the Company entered into an investor relations consulting agreement with Alliance Advisors, LLC. Pursuant to the 15 month agreement, the Company will issue 15,000 restricted shares over the term of the agreement, including 5,000 to be issued within the first 30 days of the agreement. In March 2011, the Company issued 5,000 shares of common stock, valued at $8.08 a share, the price as of the issue date, which vested immediately.  The agreement also provides for cash fees beginning on the fourth month of service.  The fees range from $5,000 to $8,500 a month, with the escalations occurring upon closing of a financing transaction of $10.0 million or more and upon a successful listing on the American Stock Exchange or NASDAQ.

Effective March 1, 2011, the Company entered into a 12 month consulting agreement with Hayden IR to provide corporate investor and public relations services.  Pursuant to the agreement, the Company will issue 9,375 shares of common stock within 30 days of engagement. In March 2011, the Company issued the 9,375 shares, valued at $8.08 a share, the price as of the issue date, which vested immediately. The agreement provides for no monthly cash fee for the first six months of service.  In months seven through twelve, assuming a funding event of $10.0 million or more occurs, the fees will be $7,000 per month.  If the Company does not raise enough money to pay the fee, an additional 9,375 shares of restricted common stock will be issued to Hayden IR within 30 days following the sixth month of engagement.

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

In addition, the Company issued Falkner a three-year warrant to purchase 10,625 shares of the Company's common stock, at an exercise price that is equivalent to the last trade price of the Company's common stock on the date prior to the start date of the consulting agreement, which was $8.08 a share. The fair value of the warrant was $75,219.  The fair value of the warrant was determined using the Black Scholes option pricing model with the following assumptions:

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Risk free interest rate

                           1.15%

Volatility

                                        177%

Dividend

                                          0

Expected term

              3 years

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

On March 13, 2011, the Company issued 5,966 shares of stock to Gary Giulietti, as compensation for his services as a director of the Company from the time period of May 4, 2010, the date Mr. Giulietti joined the board of directors, to March 31, 2011. These shares were valued at $7.60 a share, the share price as of December 31, 2010 (date of grant) as agreed to in 2010 by the board of directors.

On March 13, 2011, the Company issued 4,650 shares of stock to JEA Energy LLC, a firm 100 percent owned by Joseph Antonini, as compensation for his services as a director of the Company from the time period of July 16, 2010, the date Mr. Antonini joined the board of directors, to March 31, 2011. These shares were valued at $7.60 a share, the share price as of December 31, 2010 (date of grant) as agreed to in 2010 by the board of directors.

On May 5, 2011, pursuant to a Board of Directors authorization, the Company granted 625 common shares to Solar Flash Partners, LLC, a firm 100 percent owned by attorney Ron Levy as consideration for Mr. Levy’s legal services from an agreement entered into on April  1, 2011.  These shares were valued at $6.80 per common share.

In July and August, 2011, Iron Eagle sold an aggregate of 6 units of its securities to 4 investors, each unit consisting of:

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

(a) Iron Eagle’s 13 percent $25,000 note due the earlier of 1.) the public raise by Aegis Capital or 2.) December 31, 2011 (“Note”)

(b) a Series A Warrant expiring December 31, 2012 entitling the holder to purchase 6,250 shares of common stock at an exercise price of $4.00 per share,

(c) a Series B Warrant expiring December 31, 2014 entitling the holder to purchase an additional 6,250 shares of common stock at an exercise price of $4.00 per share, and

(d) a Series C Warrant expiring December 31, 2012 entitling the holder to purchase an additional 31,250 shares of common stock at an exercise price of $0.08 per share.

The Series A Warrants and the Series B Warrants are identical in all respects except that

(i)   the Series A Warrants may be exercised either for cash or by cancelling the Note,

(ii)  the Series B Warrants has certain cashless exercise features, and

(iii) the Series A Warrants provide, among other rights, for full-ratchet anti-dilution adjustments and the Series B Warrants provide for weighted-average anti-dilution adjustments for lower priced issuances of common stock.

Both the Series A Warrants and the Series B Warrants included in the units sold are callable by Iron Eagle for $0.08 per warrant if the common stock trades at $20.00, for ten consecutive business days after the shares underlying the warrants are registered for resale under the Securities Act of 1933, as amended.  As a result of its sale of the 6 units of securities, Iron Eagle received total proceeds of $150,000 less $15,000 paid in commissions and related expenses to certain broker/dealers, including Aegis Capital Corp., who acted as placement agents in connection with the sale of such securities.  Iron Eagle used the proceeds of the sale of such securities solely to pay accrued and unpaid professional fees, and defray certain costs of this offering, including fees payable to NASDAQ, additional professional fees, printing costs, travel expenses and fees payable to the selling agents and their counsel.

On July 20, 2011, Iron Eagle granted 5,000 shares of common stock valued at $5.20, the share price as of the issue date, a share for a total value of $26,000 to Alliance Advisors as part of the contract entered into in March 2011 to provide investor relation services.

On July 20, 2011, Iron Eagle granted 12,500 shares of common stock valued at $5.20 a share, the share price as of the issue date, for a total value of $65,000 to Joseph LoCurto,

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

the Company’s former Chairman, as interest from a loan made by Mr. LoCurto to the Company in March 2011.

On July 20, 2011, Iron Eagle granted 12,500 shares of common stock valued at $5.20 a share, the share price as of the issue date, for a total value of $65,000 to Jed Sabio, the Company’s Executive Vice President of Business Development, as interest from a loan made by Mr. Sabio to the Company in March 2011.

On July 20, 2011, Iron Eagle granted 1,216 shares of common stock valued at $8.22, which was calculated pursuant to the agreement with the company as the average closing price of the Company's stock during the prior 20 market trading days a share for a total value of $10,000 to RJ Falkner & Company, Inc. as part of the contract entered into with RJ Falkner & Company, Inc. in March 2011 to provide consulting services.

On July 20, 2011, Iron Eagle granted 2,841 shares of common stock valued at $4.40 a share, the share price as of June 30, 2011, for a total value of $12,500 to Gary Giulietti, as compensation for his services as a director of Iron Eagle for the three months ended June 30, 2011.

On July 20, 2011, Iron Eagle granted 2,841 shares of common stock valued at $4.40 a share, the share price as of June 30, 2011, for a total value of $12,500 to JEA Energy LLC, a firm 100% owned by Joseph Antonini, as compensation for his services as a director of Iron Eagle from the three months ended June 30, 2011.

On September 27, 2011, Iron Eagle granted 2,732 shares of common stock valued at $1.83 a share, which was calculated pursuant to the agreement with the Company as the average closing price of the Company's stock during the prior 20 market trading days, for a total value of $5,000 to RJ Falkner & Company, Inc. as part of the contract entered into with RJ Falkner & Company, Inc. in March 2011 to provide consulting services. Iron Eagle and RJ Falkner agreed to terminate their services as of August 31, 2011.

On September 27, 2011, Iron Eagle granted 45,000 shares of common stock valued at $0.55 a share for a total value of $24,750 to Alliance Advisors as part of the contract entered into in March 2011 to provide investor relation services. Iron Eagle and Alliance Advisors also agreed to provide services an additional 60 days starting September 27, 2011.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

On September 27, 2011, Iron Eagle granted 25,000 shares of common stock for a total value of $13,750 to Gary Giulietti, as compensation for his services as a director of Iron Eagle for the three months ended September 30, 2011.

On September 27, 2011, Iron Eagle granted 25,000 shares of common stock for a total value of $13,750 to JEA Energy LLC, a firm 100 percent owned by Joseph Antonini, as compensation for his services as a director of Iron Eagle for the three months ended September 30, 2011.

On November 15, 2011, Iron Eagle entered into an agreement with Matrix Advisors, LLC (“Matrix”) for consulting services for a term of two years.  As compensation for the consulting services, the Company agreed to pay Matrix $50,000 per month, which shall accrue until the date that the Company has at least a revenue run rate of $100.0 Million. If the Company does not achieve a revenue run rate of $100.0 Million within 120 days of the termination of the Agreement, then any accrued expenses shall be converted to 4.99% of the equity of the Company at that time.  In addition, as compensation for the consulting services, the Company also agreed granting an equity consideration to Matrix with the following terms: Upon the Company having achieved an annualized revenue run rate of $200.0 million, then the Company shall issue Matrix a one year option to purchase 4.9% of the fully diluted issued and outstanding common stock of the Company at that time with a nominal exercise price.

The fair value recorded above approximates the fair value of the services received.

All of these issuances were made to accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

The Company does not have stock option or equity based compensation plans.

As of December 31, 2011 and 2010, the Company has accrued $79,031 in shares to be issued to Michael Bovalino and Eric Hoffman, former officers of Iron Eagle, pursuant to their compensation agreements.

As of December 31, 2011, the Company has accrued $50,000 in shares to be issued for Directors Fees.

Please see Note 14 - Subsequent Events for share and equity based issuances after December 31, 2011.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Purchase and Retirement of Common Shares

On March 17, 2011, the Company purchased 31,250 common shares of the Company from Galileo Partners, LLC for $100.   Galileo Partners is an investment firm where Steven Antebi, a non-affiliate, is the president and chief executive officer.   The Company retired the shares immediately following the purchase.

Warrants

In July and August 2011, the Company issued Series A, B and C Warrants in conjunction with the sale of six units of securities.    The Series A Warrants and Series B Warrants give the option to purchase 6,250 shares at $4.00 a share.   The fair value of the Class A and B warrants was $56,027.   The fair value of the warrants was determined using the Black Scholes option pricing model with the following assumptions:

Risk free interest rate

                           0.20%

Volatility

                                       489%

Dividend

                                          0

Expected term (Series A)

              1.00 year

Expected term (Series B)

              3.00 years

The Series C warrants give the option to purchase 31,250 shares at $.08 a share.   The fair value of the Class C warrants was $140,357.   The fair value of the warrants was determined using the Black Scholes option pricing model with the following assumptions:

Risk free interest rate

                           .55%

Volatility

                                       489%

Dividend

                                          0

Expected term

            1.25 years

The following schedule summarizes the Company’s warrant activity since inception through December 31, 2011:

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

	Warrants	Weighted Average Exercise Price	Weighted Average Term

Outstanding at November 9, 2009	-	-	-
Warrants granted during 2010	13,594	$ 10.56	3.00
Warrants exercised	-	-	-
Warrants expired	-	-	-
Outstanding at December 31, 2010	13,594	$ 10.56	3.00

Warrants granted during Q1 2011	10,625	$ 8.08	2.17
Warrants granted during Q3 2011	262,500	$ 1.20	1.29
Warrants exercised	-	-	-
Warrants expired	-	-	-
Outstanding at December 31, 2011	286,719	$ 1.90	1.40

NOTE 10 – INCOME TAXES

The Company did not have any provision for income taxes for either 2011 or 2010. The Company’s net deferred tax amounts as of December 31, 2011 and 2010, respectively, are as follows:

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 10 – INCOME TAXES (Continued)

	December 31, 2011	December 31, 2010
Current Deferred Tax Asset (Liability)
Accrued Payroll	$ 474,105	$190,643
Other	(3,047)	-
Total Current deferred tax assets	471,058	190,643

Long Term Deferred Tax Asset (Liability)
Other	1,953	2,028
Capital Loss carryforward	70,674	70,674
Net Operating Loss carryforward	3,055,056	2,306,078
Total Long Term deferred tax assets	3,127,683	2,378,780
Net Deferred Tax Assets	3,598,741	2,569,423
Valuation Allowance	(3,598,741)	(2,569,423)
Net deferred taxes	$ -	$ -

The net deferred tax asset generated by the federal and state loss carryforwards has been fully reserved. The cumulative federal and state net operating loss carry-forward is approximately $7,780,907 at December 31, 2011, and will expire in the years 2029 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and has been fully reserved at December 31, 2011 and 2010, respectively.

The Company is the process of filing its tax returns for the years ended December 31, 2010 and 2009.

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	Years Ended December 31,
	2011	2010
Federal statutory tax rate	(34.0%)	(34.0%)
State taxes	(7.8%)	(7.8%)
Change in valuation allowance	41.8%	41.8%
Effective income tax rate	0.0%	0.0%

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On May 19, 2011, the executive management team, the board of directors, Belle Haven Partners, and former officers Glen Gamble and Robert Hildebrand agreed to waive their compensation for the three months ended March 31, 2011 for an aggregate amount of $615,250.  The compensation expense of these parties, as outlined in the agreements below, began to accrue again as of April 1, 2011.  As discussed in Note 15, the Company recorded the compensation expense with an offset to contribution to capital during 2011.

Cash Bonus Plan

On May 19, 2011, our board approved a cash bonus plan pool for our senior executive officers.  Under the terms of the cash bonus plan, our senior executive officers would be entitled to receive 10 percent of the consolidated net pre-tax profits of Iron Eagle for each of the four consecutive 12 month periods from April 1 to March 31, commencing April 1, 2011 and ending March 31, 2015.

Any bonus payments due for each of the 12 month measuring periods ending March 31st are payable on or before July 31st in each of 2012 through 2015, inclusive; provided, that not more than $1,000,000 may be paid under the cash bonus plan pool with respect any one of the four 12 month measuring periods ending March 31, 2012 through March 31, 2015.

Shapiro Employment Agreement

Mr. Shapiro was hired as the Company’s Chief Financial Officer and Executive Vice President on November 1, 2009 for Iron Eagle Nevada and Chief Financial Officer for the Company in December 29, 2009 to May 4, 2010.  Upon the hiring of Eric Hoffman as Chief Financial Officer, Mr. Shapiro’s title and responsibilities changed to Executive Vice President of Corporate Strategy.  Pursuant to the employment agreement entered into by the registrant, Mr. Shapiro receives an annual compensation of $200,000 in cash and is eligible to receive a cash bonus of up to 200% of base salary, at the discretion of the board of directors.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

On November 29, 2010, the board of directors appointed Jason M. Shapiro, Secretary and director, as Chief Executive Officer and Chief Financial Officer.  As of that date, Mr. Shapiro no longer served as Executive Vice President of Corporate Strategy.  Effective January 1, 2011, the Company entered into an employment agreement with Mr. Shapiro.  The term of the employment agreement was four years with an automatic renewal on an annual basis thereafter.  The employment agreement provided for an initial annual base salary of $225,000 in cash and 9,375 shares per year.  The agreement also provided for an annual incentive of 100 percent of his base salary payable based on performance.

On May 19, 2011, Mr. Shapiro agreed to waive and relinquish an additional $75,000 of accrued cash and stock compensation that accrued during the three month period ended March 31, 2011 (see Note 15).

On May 19, 2011, Mr. Shapiro entered into an agreement which was further amended in July 13, 2011 and August 31, 2011 with the following amended terms. Mr. Shapiro also agreed that upon a $4,000,000 equity raise by the Company, to convert an aggregate of $221,250 of cash and stock compensation owed to him that had accrued through December 31, 2010 at a conversion price of eighty percent (80 percent) of the offering price of such an offering.  This agreement was canceled and replaced with the conversion agreement on January 27, 2012 (See Note 14 – Subsequent Events).

On May 24, 2011 (Effective April 1, 2011), we entered into a new employment agreement with Mr. Shapiro that is effective as of April 1, 2011 and expires on March 31, 2015, with annual renewals thereafter, unless previously terminated by either party.  Pursuant to such employment agreement, Mr. Shapiro agreed to serve as our chief executive officer, chief financial officer and a member of our board of directors. Such employment agreement provides for an annual base salary of $225,000 through March 31, 2012, with minimum increases in such base salary of $25,000 per year in each of March 2013, 2014, and 2015. In addition under the terms of his employment agreement, Mr. Shapiro will be entitled to receive other incentive bonuses in such amount and upon such terms as shall be determined in the sole discretion of the Compensation Committee of the Board and ratified by the Board.  Mr. Shapiro will be entitled to participate in 25% of our cash bonus plan pool with such bonus pool shall not exceed an aggregate of $1,000,000 in any year, payable in such amounts and at such times as determined in the sole discretion of the compensation committee of the board of directors.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

Sabio Employment Agreement

On October 6, 2010, the Company entered into a consulting agreement with Mr. Sabio.  This was replaced with an employment agreement on January 1, 2011 where Mr. Sabio was hired as Executive Vice President of Business Development. The term of the employment agreement is four years with an automatic renewal on an annual basis thereafter.  The employment agreement provides for an initial annual base salary of $200,000 in cash and 6,250 shares of common stock of the Company as well as a signing bonus of $71,000 in cash and 8,875 shares in the Company. The agreement also provides for an initial annual incentive of $50,000 in cash and 9,375 shares of common stock in the Company. Mr. Sabio's compensation, signing bonus, and other benefits will accrue until the Company raises the necessary capital to fund its first acquisition or acquisitions and the raise is at least $10,000,000.

On May 19, 2011, Mr. Sabio agreed to waive and relinquish all cash and stock compensation, aggregating $151,250, that accrued under the employment agreement for the three month period ended March 31, 2011, represented by the $71,000 cash signing bonus, 8,875 shares of common stock having a contractual value of $30,250 and $50,000 of accrued salary (see Note 15).

On May 24, 2011 (Effective April 1, 2011), we entered into a new employment agreement with Mr. Sabio which expires on March 31, 2015, with annual renewals thereafter, unless previously terminated by either party.

Pursuant to such employment agreement, Mr. Sabio agreed to continue to serve as our executive vice president of corporate development and a member of our board of directors. Such employment agreement provides for an annual base salary of $225,000 through March 31, 2012, with minimum increases in such base salary of $25,000 per year in each of March 2013, 2014 and 2015. In addition under the terms of his employment agreement, Mr. Sabio will be entitled to participate in 25% of the cash bonus plan pool and will be entitled to receive other incentive bonuses of up to 100% of his base salary and will be entitled to participate in 25% of our cash bonus plan pool with such bonus pool shall not exceed an aggregate of $1,000,000 in any year,, payable in such amounts and at such times as determined in the sole discretion of the compensation committee of the board of directors.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

English Employment Agreement

On December 13, 2011, the Company entered into an employment agreement with Edward English that is effective as of December 13, 2011, and expires on September 30, 2015, unless previously terminated by either party.  Pursuant to the employment agreement, Mr. English agreed to serve as the Company’s chief executive officer and a director of the board. On the same date, Jason M. Shapiro voluntarily resigned as chief executive officer and remained as Iron Eagle’s chief financial officer and a director of the Company. Pursuant to Mr. English’s agreement and Board resolutions, the Company granted a total of 1,167,086 of restricted common shares to Mr. English to be vested over a 24 month period.  Such employment agreement provides for a signing bonus of $60,000 and an annual base salary of $250,000 through December 31, 2012, with minimum increases in such base salary of $50,000 per year in each of December 2013, 2014 and 2015. The Company shall also pay to Executive a completion bonus on the closing of the funding for the Tru-Val acquisition in the amount of $250,000. In addition, as a performance bonus, Iron Eagle will issue English 1,037,409 shares upon the next acquisition of a company by Iron Eagle. Mr. English will be entitled to participate in 50% of our cash bonus plan pool with such bonus shall not exceed an aggregate of $500,000 in any year. In addition, the Company shall pay to the Executive such additional bonuses (payable in cash and/or shares of common stock of the Company) at such time(s), in such amount and upon such terms as shall be determined in the sole discretion of the Compensation Committee of the Board and ratified by the Board.

Former Officers and Directors Resignations

Mr. LoCurto was appointed as the chairman of the board of directors in November 2010.   Effective January 1, 2011, the Company entered into a consulting agreement with Mr. LoCurto.  Joseph LoCurto resigned from the Company effective July 13, 2011.  On July 13, 2011, the Company and Mr. LoCurto also agreed to terminate the consulting agreement and waive his compensation and he accepted $67,500 for mutually agreeing to terminate his agreement with the Company, which is recorded in accrued liabilities as of December 31, 2011.

Mr. Bovalino was hired as the Company’s chief executive officer in April 2010.  In connection with his employment, the Company entered into a 30 month employment agreement on April 26, 2010.  The employment agreement provides for an annual base salary of $300,000, payable as $175,000 in cash and $125,000 in stock awards.  The

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

agreement also provides for an annual incentive of 100% of his base salary.  Upon termination by the Company for Cause or Employee’s voluntary termination without Good Reason, Mr. Bovalino will receive a) three (3) months of Base Salary if such termination occurred within one (1) year of the signing of this Agreement or b) nine (9) months of Base Salary if such termination occurred over one (1) year from the signing of this Agreement. On August 13, 2010, the Company amended the employment agreement with Mr. Bovalino.  The amendment changed the allocation between cash and stock payments for base and bonus compensation, but had no impact on total compensation.  Mr. Bovalino’s cash based salary increased to $215,000 and stock based salary decreased to $85,000.  The allocation of the annual incentive payment between cash and stock changed to $175,000 and $125,000, respectively.  Mr. Bovalino and the Company agreed that Mr. Bovalino’s compensation will accrue until either 1) the Company acquires companies with a combined 2009 Earnings before income taxes depreciation and amortization (“EBITDA”) of $4.0 million or 2) the Company raises at least $10.0 million from investors.  Mr. Bovalino resigned from the Company on November 23, 2010.

Mr. Hoffman was hired as the Company’s chief financial officer in May 2010.  In connection with his employment, the Company entered into a 24 month employment agreement on May 3, 2010.  The employment agreement provides for an annual base salary of $225,000, payable as $125,000 in cash and $100,000 in stock awards.  The agreement also provides for an annual incentive of 100% of his base salary payable in a ratio consistent with his base salary. On August 13, 2010, the registrant amended the employment agreement with Mr. Hoffman The amendments changed the allocation between cash and stock payments for base and bonus compensation, but had no impact on total compensation

Mr. Hoffman’s cash based salary increased to $165,000 and stock based salary decreased to $60,000.  The allocation of the annual incentive payment between cash and stock changed to $125,000 and $100,000, respectively. Mr. Hoffman and the Company agreed that Mr. Hoffman’s compensation will accrue until either 1) the Company achieves acquires companies with a combined 2009 EBITDA of $4.0 million or 2) the Company raises at least $10.0 million from investors.   Mr. Hoffman resigned from the Company on November 23, 2010.

Glen R. Gamble resigned from the Company effective August 18, 2010.  In connection with his resignation and to ensure a smooth transition, the Company agreed to pay Mr.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

Gamble $9,000 per month in connection with consulting services to be provided until such time the Company no longer requires Mr. Gamble’s services.

Robert Hildebrand resigned from the Company effective August 18, 2010.  In connection with his resignation and to ensure a smooth transition, the Company agreed to pay Mr. Hildebrand $9,000 per month for consulting services to be provided until such time the Company no longer requires Mr. Hildebrand’s services.

Director Compensation

Independent directors receive an initial stock award of $50,000 for joining the Company’s board of directors. They shall also receive $100,000 a year in compensation that consists of $50,000 in stock awards and $50,000 in cash.   Non-independent directors do not receive any compensation for serving on the board.

Facilities Leases

The Company leases office space and equipment under noncancelable operating leases with terms of three years.  The Company occupies its Englewood, Colorado facility under a rental agreement that has a lease term that was to expire in December 2008.  On October 31, 2008, the Company entered into an agreement to extend the lease for an additional 36 months ending December 2011 at a rate ranging from $1,427 to $1,513 a month The Company also leases its New York, New York facility under a rental agreement that has a one year lease starting September 1, 2010 for $2,100 a month with Belle Haven Capital, LLC, a company of which Jason Shapiro (CFO), is a principal.  The lease was renewed for an additional year as of September 1, 2011 and is renewal on a year to year basis.  Future minimum rentals under the leases for the year ending December 31, 2012 will be $16,800.

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

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.  Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

On March 8, 2012, Iron Eagle was given notice that Mr. Bovalino and Mr. Hoffman had commenced with an arbitration proceeding regarding a dispute in compensation relating to their employment from May 2010 to November 2010.  Iron Eagle is in discussions with the attorney of Mr. Bovalino and Mr. Hoffman and believe they have reached a tentative settlement. The full amount of the settlement has been recorded in the financials as of December 31, 2011. There is no guarantee that a settlement will ultimately be executed and the Company might be liable for additional expenses.

On April 19, 2012, Iron Eagle was involved with litigation regarding unpaid bills with TUO Greenwood Village I, LLC, (“TUO”) the landlord for the company’s Colorado lease.  The amount requested by TUO is $46,718.  Iron Eagle is in discussions with settling this amount for a lower amount.  In the meantime, the full $46,718 has been accrued in the accompanying financial statements. The Company has not incurred any litigation fees with regard to this matter, but there might be litigation fees in the future.

NOTE 12– FAIR VALUE OF FINANCIAL INSTRUMENTS AND LIABILITIES

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

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 12– FAIR VALUE OF FINANCIAL INSTRUMENTS AND LIABILITIES  (Continued)

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

The following table provides the fair value measurements of assets and liabilities as of December 31, 2011:

Fair Value Measurements as of December 31, 2011
Description	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Warrant Derivative Liability	$2,873	$	$-	$2,873

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

NOTE 13- ACQUISITION OF DELTA MECHANICAL AND DISCONTINUED OPERATIONS

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 13- ACQUISITION OF DELTA MECHANICAL AND DISCONTINUED OPERATIONS (Continued)

On January 21, 2011 the Company entered into an agreement for a purchase price of:

   (i)   a $9,000,000 buyer note (secured by Delta Mechanical)

   (ii)  future contingency payment(s), based on the registrant's results for the years ended December 31, 2011, 2012, 2013 and 2014, not to exceed $250,000 per year or $1,000,000 in aggregate, and

   (iii)  a four year employment contract with the president and chief financial officer of Delta Mechanical.

As part of the purchase of Delta Mechanical, the Company also executed a two year non-compete with the Seller.

As discussed in Note 1, the Company had planned to raise the capital to repay the seller note through sales of securities in the public and private markets.  Due to market conditions, the Company was unable to raise the capital by the due date and on September 23, 2011, Mr.  Bookbinder exercised his right to revert 100% of the membership interest back to him that also simultaneously extinguished the seller note including accrued interest.

As a result, the Company has chosen to exit the mechanical contracting business in Rhode Island and has reclassified the results of operations to discontinued operations during the third quarter, ended September 30, 2011.  As the acquisition occurred in January, 2011 no prior periods were required to be restated.  The Company has accounted for these in accordance with FASB 205-20-45-6, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, any operating results of these businesses, and the resulting loss on disposal, are presented in the Consolidated Statement of Operations as discontinued operations, net of income tax.

Revenue for the discontinued operations total approximately $23 million for period from January 21, 2011 to June 30, 2011 and had pre-tax loss of $252,266.

NOTE 14 – SUBSEQUENT EVENTS

In conjunction with the preparation of these consolidated financial statements, an evaluation of subsequent events was performed and the following items were noted:

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 14 – SUBSEQUENT EVENTS (Continued)

Conversion Agreement. On January 27, 2012, the Company entered into a conversion agreement with Jason M. Shapiro, Belle Haven Partners LLC, Jake A. Shapiro as president of Belle Haven, Joseph E. Antonini, Gary J. Giulietti, Jed M. Sabio, and Edward M. English.  Pursuant to the agreement, the above individuals agreed to convert the following amounts owed to them by the Company into common shares at a conversion price of $0.25 per common share.

•

Joseph E. Antonini: $59,555 into 238,219 common shares

•

Gary J. Giulietti: $69,555 into 278,219 common shares

•

Jason M. Shapiro: $408,750 into 1,635,000 common shares

•

Belle Haven: $659,439 into 2,637,756 common shares

•

Jed M. Sabio: $48,500 into 194,000 common shares

On January 18, 2012 and February 1, 2012 the Company issued a total of 1,167,086 common shares of the Company to Ed English pursuant to the English employment agreement dated December 13, 2011 and other agreements between the Company and Ed English. In addition, as a performance bonus, Iron Eagle will issue English 1,037,409 common shares of the Company upon the next acquisition of a company by Iron Eagle.

On February 7, 2012, the registrant and Tru-Val Electric Group, LLC, a Delaware limited liability company and the Company entered into a share purchase agreement with Tru-Val Electric Corp. and Christopher Totaro. Mr. Totaro owns 100 percent of the common shares of Tru-Val Electric Corp. Mr. English, the Company’s CEO, was a former chairman of Tru-Val Electric Corp.  The closing, if it occurs, shall be upon mutual agreement between Iron Eagle and Tru-Val Electric Corp.

Purchase Price. The aggregate purchase price to be paid by the Company for the common shares shall consist of (i) the assumption of debt; (ii) equity to Mr. Totaro in the form of common shares of the Company and (iii) the preferred equity subject to the adjustment:

Assumption of Debt. At closing, the Company shall assume certain debt and liabilities from Tru-Val Electric Corp. totaling approximately seven million ($7,000,000) dollars.

Equity to Mr. Totaro. At closing, the Company shall issue its restricted common shares to Mr. Totaro, or Mr. Totaro’s designee, such that Mr. Totaro, or said designee, shall own forty percent (40%) of the total issued and outstanding stock of the Company. At closing,

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 14 – SUBSEQUENT EVENTS (Continued)

Mr. Totaro’s common shares of the Company shall be subject to the following restrictions:

Fifty percent (50%) of the common shares may not be sold to a third party purchaser for value for a period of twelve (12) months following the anniversary of the closing date; and the remaining fifty (50%) percent of Mr. Totaro’s common shares may not be sold to a third party purchaser for value for a period of twenty-four (24) months following the anniversary of the closing date.

Preferred Equity. In addition to Mr. Totaro’s common shares, at closing, the Company shall issue to Mr. Totaro’s, or his designee, preferred shares in the Company equal to one million ($1,000,000) dollars of such preferred shares.

Preferred Equity Adjustment. The debt difference shall be defined as seven million ($7,000,000) dollars less the actual assumed debt of Tru-Val Electric, as set forth in the final debt statement. The preferred equity shall be adjusted by the amount of the debt difference. Notwithstanding anything contained herein to the contrary, at closing, the preferred equity increase shall not be less than $1,000,000.

Expense Reimbursement. As part of the agreement, Tru-Val Electric agreed to transfer up to $150,000 to Iron Eagle to be used for public company expenses.

On January 27, 2012, the Company and Belle Haven have agreed to amend the term for the Belle Haven consulting agreement to end on June 30, 2012 and the monthly compensation for consulting services was reduced from $20,000 a month to $15,000 a month for the six month period ending June 30, 2012.

On June 8, 2012 the Company entered into a note agreement with the Hall Group, the Company’s former auditor, for $27,725 as consideration for services rendered. The note bears an interest rate of 5 percent and is due in full one year after issuance, with a 30 day cure period. The note is convertible at any time into shares of common equity at a price of $0.50 per share.

On July 18, 2012, Iron Eagle and Matrix Advisors, LLC, a consultant, amended their consulting agreement such that it terminated on June 30, 2012 and that the amount owed to Matrix was reduced from $375,000 owed as of June 30, 2012 to $100,000.

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 14 – SUBSEQUENT EVENTS (Continued)

On July 19, 2012, the Company, York River Electric Group, LLC, a Delaware limited liability company and wholly owned subsidiary of Iron Eagle, York River Electric Inc., a Virginia domestic corporation, Cathy McQuade, a Virginia resident, and Mark Bryan, a Virginia Resident, entered into a share purchase agreement.  Cathy McQuade and Mark Bryan collectively own 100% of the issued and outstanding shares of York River Electric Inc. and are the sellers in this agreement.  Iron Eagle and York River Electric Group are the buyers in this agreement.

Purchase Price.  The aggregate purchase price to be paid by the registrant for the shares shall consist of (i) $8,500,000 dollars, transferred into an account designated by the seller at the closing, (ii) the assumption of all debt and liabilities of York River Electric, Inc., and (iii) equity to the sellers in the form of Iron Eagle common stock.

Equity to Seller.  Within 30 days of the closing, Iron Eagle will issue restricted common shares to the sellers with a value of $3,000,000 (based upon the 30 day volume weighted-average price of Iron Eagle for the period spanning that 30 day period following the closing).  For the 4 years following the closing, the sellers shall not be permitted to sell, transfer or assign more than 25% of the Iron Eagle restricted common shares during any particular 12 month period.  The shares shall contain an appropriate legend reflecting these restrictions.

No other reportable subsequent events were noted.

NOTE 15 – RESTATEMENT AND SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

In connection with the preparation of the consolidated financial statements of the Company for the year ended December 31, 2011, management has discovered an accounting error that impacts the accuracy of the Company’s previously issued unaudited 2011 interim consolidated financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 (collectively, the “2011 Interim Consolidated Financial Statements”), which 2011 Interim Consolidated Financial Statements were contained in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 (collectively, the “2011 Quarterly Reports”). The June 30, 2011 and March 31, 2011 interim consolidated statement of operations below represent the interim consolidated statement of operations as originally reported adjusted for the error noted in the following

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 15 – RESTATEMENT AND SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

paragraph only and not for the discontinued operations which occurred on September 23, 2011.

The Company’s management with the concurrence of the audit committee of the Company’s board of directors concluded that the 2011 Interim Consolidated Financial Statements should no longer be relied upon.  The Company has determined that it has incorrectly excluded compensation expense during the first quarter of 2011.  As such the quarterly information for the three months ended September 30, 2011 and June 30, 2011 was not affected and is not presented below.

Management did disclose that arrangements were waived, but has determined that compensation expense should have been recorded in the quarterly period ended March 31, 2011 with the offset to additional paid in capital totaling $615,250.  Note that this error did not impact total assets, total liabilities or total stockholders’ deficit. This correction was based on the circumstances that the Company had contractual agreements with certain shareholders, and officers or director for which compensation related to the period January 1, 2011 to March 31, 2011 were subsequently waived and therefore we erroneously excluded the expense as filed in our interim consolidated financial statement for quarterly period ended March 31, 2011.  We have now determined that the compensation expense for these individuals should have been recorded with the offset as a contribution to capital.

The impact of the errors on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011 is summarized below:

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 15 – RESTATEMENT AND SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	For the Nine Months Ended
	September 30, 2011
	As Originally Reported	As Restated
Revenue	$ 0	$ 0
Cost of Revenue	0	0
Gross Profit	0	0
Operating Expenses	1,740,802	2,356,052
Operating Loss	(1,740,802)	(2,356,052)
Other Income (Expenses)	(23,777)	(23,777)
Net loss	$ (1,764,579	$(2,379,829)
Net Loss Per Common Share from Continuing Operations:
Basic and Diluted	$(1.20)	$ (1.61)
Net Loss Per Common Share from Discontinued Operations:	$(0.00)	$ (0.00)
Weighted Average Number of Common Shares
Basic and Diluted	1,475,435	1,475,435

The impact of the errors on the Company’s consolidated statements of operations for the three and six months ended June 30, 2011 is summarized below:

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 15 – RESTATEMENT AND SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	For the Six Months Ended
	June 30, 2011
	As Originally Reported	As Restated
Revenue	$23,353,436	$23,353,436
Cost of Revenue	21,999,625	21,999,625
Gross Profit	1,353,811	1,353,811
Operating Expenses	2,142,331	2,757,581
Operating Loss	(788,520)	(1,403,770)
Other Income (Expenses)	(320,557)	(320,557)
Net loss	$ (1,109,077)	$(1,724,327)
Net Loss per Common Share:
Basic and Diluted	$(0.76)	$(1.18)
Weighted Average Number of Common Shares
Basic and Diluted	1,462,186	1,462,186

The impact of the errors on the Company’s consolidated statement of operations for the three months ended March 31, 2011 is summarized below:

IRON EAGLE GROUP, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 15 – RESTATEMENT AND SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	For the Three Months Ended
	March 31, 2011
	As Originally Reported	As Restated
Revenue	$12,247,566	$12,247,566
Cost of Revenue	11,411,943	11,411,943
Gross Profit	835,623	835,623
Operating Expenses	939,439	1,554,689
Operating Loss	(103,816)	(719,066)
Other Income (Expense)	(107,224)	(107,224)
Net Loss	$(211,040)	$(826,290)
Net Loss per Common Share:
Basic and Diluted	$(0.15)	$(0.57)
Weighted Average Number of Common Shares
Basic and diluted	1,455,099	1,455,099

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants related to accounting and financial disclosures in 2011.   For information regarding the change in the Company’s independent registered public accounting firm, see the Form 8-K filed on July 6, 2012.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and concluded that it was not effective because of the material weakness described below:

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2011, due to resource constraints, material weaknesses became evident to management regarding our inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosure for inclusion in our filings with the Securities and

Exchange Commission due to the lack of resources and segregation of duties.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

We will aggressively recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission should our operations expand. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when all of the additional financial staff positions are filled and the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth, as of August 1, 2012, with respect to the individuals serving in the capacities indicated:

       Name

Position

Terms

 -----------------------

----------------------------

-------------

Edward M. English, age 51

Chief Executive Officer,

December 2011

and Director

to present

Jason M. Shapiro,  age 34

Chief Financial Officer,

November 2009

and Director

to present

Jed M. Sabio, age 51

Executive Vice President

January 1, 2011

of Business Development

to present

Joseph E. Antonini, age 70

Chairman and Director

July 2010

to present

Gary J. Giulietti, age 60

Director

             May 2010

to present

Edward M. English

Mr. English serves as chief executive officer and director of the board for Iron Eagle.   Ed English is a third generation contracting executive with thirty years’ construction experience, performing chairman and chief executive officer duties, as well as field operation, corporate operation, and corporate governance functions.  At the age of twenty-two, Mr. English founded Fourth Avenue Enterprise Piping Corp (“Fourth Avenue”), a mechanical contractor specializing in all aspects of NYC public construction markets including higher education, corrections, firehouse, housing, and NYC DEP projects.   In 2000, Mr. English sold Fourth Avenue to KeySpan Energy Corporation (“KeySpan”), a New York public utility, and took up an executive position with KeySpan.  While at KeySpan, Mr. English was promoted to overseeing operations of KeySpan’s eight major east coast mechanical contractors.

When KeySpan decided to exit the construction energy-services sector, Mr. English was part of a three member management group which repurchased WDF, Inc., a Mount Vernon, NY plumbing and mechanical contractor, and one of the largest KeySpan mechanical contractors.  He assumed the role of its president until 2006, when he left to take the chairman position at Tru-Val Electric Corp., responsible for business development, growing and creating both industry and customer relationships, bidding and workflow direction, operational procedures, and instituting/executing corporate strategy.  After achieving the agreed-upon goals at Tru-Val, Mr. English used his expertise to become an operations consultant to the construction industry.

Mr. English has been a board member, and past president, of the Mechanical Contractors Association of New York.  He has served as an Industry Trustee for the Steamfitters Local 638 Pension Plan and Welfare Fund, is a former Treasurer of the NYC Subcontractors Trade Association and a past member of the BTEA Board of Governors.   Mr. English was given the Life Organization’s prestigious “Construction Industrial Achievement Award” in 2001 for his industry achievements.

Jason M. Shapiro

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

Mr. Shapiro earned his MBA degree from the University of Pennsylvania’s The Wharton School in 2009.  Mr. Shapiro earned a JD degree from the Seton Hall University School of Law in 2007.  Mr. Shapiro earned a MS degree in accountancy from Zicklin School of Business’ Baruch College in 2006, where he graduated as valedictorian.  Mr. Shapiro earned a BS degree in computer science from Rutgers College in 1998 where he graduated in three years and was the class valedictorian.

Mr. Shapiro is also currently a board member of DZS Software Solutions, Inc., a leader in providing software for clinical trial data management and analysis to the biotech and pharmaceutical industry worldwide with clients including Johnson & Johnson, Novartis, and the U.S. Military.  Mr. Shapiro is also Co-Chairman and launched the Mentoring program for Wharton’s Angel Network, an organization which introduces investment opportunities in early-stage companies to our members to leading accredited seed, angel and venture capital investors.

Mr. Shapiro was recently honored as a 2011 National Association of Corporate Directors Board Leadership Fellow. This is the highest level honor and achievement awarded by the NACD and demonstrates his commitment to boardroom excellence including completing NACD’s comprehensive program of study for experienced corporate directors – a rigorous suite of courses spanning leading practices for boards and committees. In addition, he has completed United Way’s BoardServeNYC Nonprofit Board Education and has earned a Certificate of Nonprofit Board Education from Board Source.

Mr. Shapiro has also earned the following certifications:

   -  Certified Public Accountant

   -  Chartered Financial Analyst

   -  Certified Insolvency and Restructuring Advisor

   -  Certification in Distressed Business Valuation

   -  Certified Fraud Examiner

   -  Certified in Financial Forensics

   -  Project Management Professional

   -  Risk Management Professional

   -  Certified Lean Six Sigma Black Belt

Jed M. Sabio

Mr. Sabio serves as executive vice president, business development for Iron Eagle.   Mr. Sabio is a financial professional with over 24 years of progressively responsible analytic and managerial positions.  For the past 21 years, Mr. Sabio has worked for National Grid and its predecessor companies (KeySpan Energy Corporation and The Brooklyn Union Gas Company), the last two years as a full-time consultant.  His most recent positions at National Grid included Director of Mergers and Acquisitions and Director of Finance.  In his capacity as director of merger and acquisitions, he led project valuation, coordination of extensive due diligence on all proposed investments, mergers, acquisitions, divestitures, joint ventures, start-up ventures and other related investments of the corporation and its subsidiaries.  Mr. Sabio has negotiated deal structure and remuneration, and he has provided financial counsel through deal completion.  As National Grid exited the energy services sector, Mr. Sabio was charged with de-consolidating and divesting of the nearly thirty companies that comprised the business unit.  Mr. Sabio earned an MBA in finance from St. John's University in 1988 and a BA in Psychology from Queens College in 1985.

Joseph E. Antonini

Mr. Antonini is the former Chairman, President and CEO of Kmart Corporation.  At Kmart, Mr. Antonini began as a management trainee, at the then S.S. Kresge Company in 1964 and worked his way up to Chairman of the Board of Directors of the giant retail chain in 1987.  He is credited with leading Kmart into a new era by launching store renewal programs of unparalleled scope in retail history.  They included expansion of the retailer’s specialty store concepts, along with introduction of the Kmart Super Center, both contributors to setting new sales and profit records. Mr. Antonini worked with Kmart until 1995.  From 1995 to present, Mr. Antonini has been the chairman of the board of directors of AWG Ltd., a producer and seller of wine.

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

Gary J. Giulietti

Since 2000, Mr. Giulietti has been president of the northeast operations and a member of the executive committee of Lockton Companies, LLC, an independently owned commercial insurance brokerage firm. From 1980 to 2000, Mr. Giulietti was vice chairman, worldwide construction for Willis, a construction/surety broker, where he oversaw and managed a worldwide construction insurance practice consisting of domestic offices and 140 international offices. He also assisted in large and mid-cap construction companies in providing their insurance needs as they took their businesses public.  Mr. Giulietti earned a Bachelor of Arts degree in Business and Political Science from St. Michael’s College in 1973. Mr. Giulietti also serves on a number of other boards.

Non-Qualified and Incentive Stock Option Plans

The registrant does not currently have any stock option plans.

Section 16(a) Beneficial Ownership Reporting Compliance

To Iron Eagle's knowledge, based solely on a review of the copies of these reports furnished to it, our officers, directors and 10% control persons have not yet complied with applicable Section 16(a) filing requirements during the year ended December 31, 2011.  The officers, directors and 10% control persons have represented that the required reports are current.

Code of Ethics Policy

We have adopted a code of ethics that applies to our officers and directors.

Corporate Governance

Our board of directors currently has an audit committee, a compensation committee, and a nominating and governance committee. Our board may establish other committees from time to time to facilitate our management.

  Audit Committee. The principal functions of the audit committee are to assist the board in monitoring the integrity of our consolidated financial statements, the independent auditor’s qualifications and independence, the performance of our independent auditors and our compliance with legal and regulatory requirements. The audit committee will have the sole authority to retain and terminate our independent auditors and to approve the compensation paid to our independent auditors. The audit committee also will be responsible for overseeing our internal audit function.

The audit committee currently consists of Messrs. Antonini and Giulietti, with Mr. Giulietti acting as the chairman.  Antonini and Giulietti are “independent,” and Mr. Antonini is our audit committee financial expert, under SEC rules and regulations.

  Compensation Committee. The principal functions of the compensation committee are to determine awards to employees of stock or other equity compensation, establish performance criteria for and evaluate the performance of the chief executive officer and approve compensation of all senior executives and directors. The compensation committee is currently comprised of Messrs. Antonini and Giulietti, with Mr. Giulietti acting as the chairman. None of the members of our compensation committee is one of our officers or an officer of any of our subsidiaries.

  Nominating and Governance Committee.  Our board of directors has established a nominating and governance committee. The members are Messrs. Antonini and Giulietti, with Mr. Giulietti acting as Chairman. Each is an independent director. The nominating and governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating and governance committee will consider persons identified by our members, management, stockholders, investment bankers and others. During the period ending immediately after our 2011 annual meeting, the nominees for our board of directors will be approved by the nominating and governance committee.

  We do not have any restrictions on stockholder nominations under our certificate of incorporation or by-laws. However, any stockholder nominations must be received by us not less than sixty (60) days nor more than ninety (90) days prior to the annual meeting; provided however, that in the event that less than seventy (70) days notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder, to be timely, must be received no later than the close of business on the tenth (10th) day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever first occurs. The stockholder’s notice to our secretary shall set forth

(i)  as to each person whom the stockholder proposes to nominate for election or reelection as a director,

   (a) the name, age, business address and residence address of the person,

   (b) the principal occupation or employment of the person,

   (c) the class and number of shares of our capital stock which are beneficially owned by the person, and

   (d) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of

         directors pursuant to the rules and regulations of the SEC under Section 14 of the Securities Exchange Act of 1934, as amended, and

(ii) as to the stockholder giving the notice

   (a) the name and record address of the stockholder and

   (b) the class and number of shares of our capital stock which is beneficially owned by the stockholder.

We may require any proposed nominee to furnish such other information as may reasonably be required by us to determine the eligibility of such proposed nominee to serve as a director.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the last three years, with respect to the individuals serving as our executive officers:

Name	Year	Salary	Stock Awards	Option Awards	All Other Compensation	Total
Edward M. English	2011	$12,097	-	-	$60,000	$72,097
Chief Executive Officer	2010	n/a	n/a	n/a	n/a	n/a
	2009	n/a	n/a	n/a	n/a	n/a

Jason M. Shapiro (1)	2011	$200,000	-	-	-	$200,000
Chief Financial Officer	2010	200,000	-	-	-	200,000
	2009	40,000	-	-	-	40,000

Jed M. Sabio (1)	2011	$168,750	n/a	n/a	n/a	$168,750
Executive Vice President	2010	n/a	n/a	n/a	n/a	n/a
of Business Development	2009	n/a	n/a	n/a	n/a	n/a

Joseph M. LoCurto	2011	$62,500	-	-	-	$62,500
Chairman	2010	n/a	n/a	n/a	n/a	n/a
(Former)	2009	n/a	n/a	n/a	n/a	n/a

Glen R. Gamble (1) (2)	2011	$54,000	-	-	-	$54,000
Chairman & President	2010	96,000	-	-	-	96,000
(Former)	2009	96,000	-	-	-	96,000

Robert A. Hildebrand (1)(2)(3)	2011	$54,000	-	-	-	$54,000
Secretary & Chief	2010	96,000	-	-	-	96,000
Financial Officer	2009	96,000	-	-	20,000 (4)	166,000

Michael J. Bovalino (4)	2011	n/a	n/a	n/a	n/a	n/a
Chief Executive Officer	2010	$119,134	$47,099	-	-	$166,233
(Former)	2009	n/a	n/a	n/a	n/a	n/a

Eric J. Hoffman (5)	2011	n/a	n/a	n/a	n/a	n/a
Chief Financial Officer	2010	$87,812	$31,932	-	-	$119,744
(Former)	2009	n/a	n/a	n/a	n/a	n/a

 (1) On May 19, 2011, Messrs. Shapiro,  Sabio, Gamble, and Hildebrand agreed to waive and relinquish payments that accrued during the three month period ended March 31, 2011.  See below.

(2)  Glen R. Gamble and Robert Hildebrand each resigned as executive officers, effective August 18, 2010. In connection with their resignations, we agreed to pay Mr. Gamble $9,000 per month and Mr. Hildebrand $9,000 per month for consulting services to be provided until such time we no longer requires their services. Messrs. Gamble and Hildebrand's salaries and common stock issuances were accrued and they have not received any cash or stock payments.  On May 19, 2011, such Messrs. Gamble and Hildebrand agreed to waive and relinquish an additional $54,000 of such payments that accrued during the three month period ended March 31, 2011.

(3) Mr. Hildebrand received a cash bonus of $70,000 for the year ended December 31, 2009.

(4) Michael Bovalino was hired as our chief executive officer in April 26, 2010 and resigned effective November 23, 2010. Mr. Bovalino has earned a total of compensation of $166,233 comprising $119,134 in cash and $47,099 in equity. Mr. Bovalino's salaries and common stock issuances were accrued and he has not received any cash or stock payments.

(5) Eric Hoffman was hired as our chief financial officer in May 4, 2010 and resigned effective November 23, 2010. Mr. Hoffman has earned a total of compensation of $119,744 comprising $87,812 in cash and $31,932 in equity. Mr. Hoffman's salaries and common stock issuances were accrued and he has not received any cash or stock payments.

Employment Agreements

Edward M. English

On December 13, 2011, Iron Eagle entered into an employment agreement with Edward English as chief executive officer and director of Iron Eagle and such agreement is effective as of December 13, 2011 and expires on September 30, 2015, unless previously terminated by either party.  Purchase to the employment agreement, Mr. English agreed to serve as our chief executive officer.

Such employment agreement provides for a signing bonus in cash of $60,000 and an annual base salary of $250,000 through December 31, 2012, with minimum increases in such base salary of $50,000 per year in each of calendar 2013, 2014 and 2015, and thereafter. In addition under the terms of his employment agreement, Mr. English will be entitled to participate in 50% of our cash bonus plan pool and will be entitled to receive other incentive bonuses of up to 100% of his base salary, payable in such amounts and at such times as determined in the sole discretion of the compensation committee of the board of directors.  In addition as of the date of the agreement, Mr. English shall be granted restricted common stock of the registrant, such that Mr. English shall own fifteen (15%) percent of the total issued and outstanding stock of the registrant. Mr.

English shall be entitled to participate in such stock options or incentive stock compensation as shall be established from time to time by the board of directors.

Jason M. Shapiro

Mr. Shapiro was hired as Iron Eagle’s chief financial officer in November 1, 2009 to May 4, 2010.  Upon the hiring of Eric Hoffman as chief financial officer, Mr. Shapiro’s title and responsibilities changed to Executive Vice President of Corporate Strategy.  Pursuant to the employment agreement entered into by the registrant, Mr. Shapiro received an annual compensation of $200,000 in cash and was eligible to receive a cash bonus of up to 200% of base salary, at the discretion of the board of directors.  Upon the resignation of Michael Bovalino as chief executive officer and Eric Hoffman as chief financial officer in November 2010, Mr. Shapiro’s title and responsibilities changed to chief executive officer chief financial officer.  Upon the hiring of Ed English as chief executive officer in December 2011, Mr. Shapiro’s title and responsibilities changed to chief financial officer.

On November 29, 2010, the board of directors appointed Jason M. Shapiro, secretary and director, as chief executive officer and chief financial officer.  As of that date, Mr. Shapiro no longer served as executive vice president of corporate strategy.  On January 1, 2011, Iron Eagle entered into a four year employment agreement with Mr. Shapiro providing for an annual base salary of $225,000 in cash and 9,375 shares per year.  The agreement also provides for an annual incentive of 100% of his base salary payable.

On May 19, 2011, Mr. Shapiro agreed to waive and relinquish $75,000 of accrued cash and stock compensation that accrued during the three month period ended March 31, 2011.

On May 24, 2011, we entered into a new employment agreement with Mr. Shapiro that is effective as of April 1, 2011 and expires on March 31, 2015, with annual renewals thereafter, unless previously terminated by either party.  Pursuant to such employment agreement, Mr. Shapiro agreed to serve as our chief executive officer, chief financial officer and a member of our board of directors. Such employment agreement provides for an annual base salary of $225,000 through March 31, 2012, with minimum increases in such base salary of $25,000 per year in each of March 2013, 2014 and 2015, and thereafter. In addition under the terms of his employment agreement, Mr. Shapiro will be entitled to participate in 25% of our cash bonus plan pool and will be entitled to receive other incentive bonuses of up to 100% of his base salary, payable in such amounts and at such times as determined in the sole discretion of the compensation committee of the board of directors.   Mr. Shapiro shall be entitled to participate in such stock options or incentive stock compensation as shall be established from time to time by the board of directors.

Jed M. Sabio

Mr. Sabio was hired as executive vice president of business development in January 2011.  Effective January 1, 2011, we entered into a four year employment agreement with Mr. Sabio, which originally provided for a $200,000 annual base salary, a signing bonus of $71,000 and 8,875 shares of Iron Eagle common stock with annual incentive bonuses of $50,000 and 9,375 to 10,853 shares of Iron Eagle common stock.

On May 19, 2011, Mr. Sabio agreed to waive and relinquish all cash and stock compensation, aggregating $151,250, that accrued under the consulting agreement for the three month period ended March 31, 2011, represented by the $71,000 cash signing bonus, 8,875 shares of common stock having a contractual value of $30,250 and $50,000 of accrued salary. On May 24, 2011, we entered into a new employment agreement with Mr. Sabio that is effective as of April 1, 2011 and expires on March 31, 2015, with annual renewals thereafter, unless previously terminated by either party.  Pursuant to such employment agreement, Mr. Sabio agreed to continue to serve as our executive vice president of corporate development and a member of our board of directors. Such employment agreement provides for an annual base salary of $225,000 through March 31, 2012, with minimum increases in such base salary of $25,000 per year in each of March 2013, 2014 and 2015, and thereafter. In addition under the terms of his employment agreement, Mr. Sabio will be entitled to participate in 25% of our cash bonus plan pool and will be entitled to receive other incentive bonuses of up to 100% of his base salary, payable in such amounts and at such times as determined in the sole discretion of the compensation committee of the board of directors. Mr. Sabio shall be entitled to participate in such stock options or incentive stock compensation as shall be established from time to time by the board of directors.

Former Officers and Directors Resignations

Mr. LoCurto was appointed as the chairman of the board of directors in November 2010.  Effective January 1, 2011, the registrant entered into a consulting agreement with Mr. LoCurto.  The term of the consulting agreement is four years with an automatic renewal on an annual basis thereafter.  The consulting agreement provides for an initial annual base fee of $250,000 in cash and 12,500 shares in the registrant as well as a signing bonus of $130,000 in cash and 16.250 shares in the registrant. The agreement also provides for an annual incentive of 100% of his base salary payable. On July 13, 2011, Joseph LoCurto voluntarily resigned as chairman due to the changing needs of the registrant effective July 13, 2011.  Iron Eagle and Mr. LoCurto agreed to terminate the consulting agreement effective immediately.  Mr. LoCurto entered into a mutual release agreement with Mr. LoCurto whereby Iron Eagle agreed to that it would owe Mr. LoCurto a total of $67,500, consisting of $62,500 for entering into the agreement and $5,000 for out of pocket expenses.

Michael Bovalino was hired as Iron Eagle’s chief executive officer in April 26, 2010 and resigned from the registrant effective November 23, 2010. Mr. Bovalino has earned a total of compensation of $166,233 comprising $119,134 in cash and $47,099 in equity. Mr. Bovalino’s salaries and common stock issuances were accrued and he has not received any cash or stock payments.

Eric Hoffman was hired as Iron Eagle’s chief financial officer in May 4, 2010 and resigned from the registrant effective November 23, 2010. Mr. Hoffman has earned a total of compensation of $119,743 comprising $87,812 in cash and $31,932 in equity. Mr. Hoffman’s salaries and common stock issuances were accrued and he has not received any cash or stock payments.

Glen R. Gamble resigned from Iron Eagle effective August 18, 2010.  In connection with his resignation and to ensure a smooth transition, the registrant agreed to pay Mr. Gamble $9,000 per month in connection with consulting services to be provided until such time the registrant no longer requires Mr. Gamble’s services.

Robert Hildebrand resigned from Iron Eagle effective August 18, 2010.  In connection with his resignation and to ensure a smooth transition, the registrant agreed to pay Mr. Hildebrand $9,000 per month for consulting services to be provided until such time Iron Eagle no longer requires Mr. Hildebrand’s services.

Director Compensation

The following table sets forth, for the last three years, with respect to the individuals serving as our independent directors(1):

      Stock

Option     All Other

  Name

Year

Cash(2)      Awards

Awards    Compensation   Total

--------------

----

-------          -------               -----         -------                --------

Joseph Antonini             2011      $50,000     $50,000               -                -               $ 100,000

Chairman and  Director

2010      $23,014     $73,014               -                -               $ 96,028

2009              n/a              n/a            n/a            n/a                      n/a

Gary Giulietti                 2011      $50,000     $50,000               -                -               $ 100,000

Director

2010      $33,014     $83,014               -                -               $116,028

2009                n/a              n/a            n/a            n/a                      n/a

(1) Independent directors receive an initial stock award of $50,000 for joining Iron Eagle’s board of directors. They shall also each receive $100,000 a year in compensation that consists of $50,000 in stock awards and $50,000 in cash.  Non-independent directors do not receive any compensation for serving on the board.

(2) The cash portion of the board compensation is currently being accrued.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 1, 2012, with respect to 1) each person who is known by us who beneficially owns more than 5% of our common stock, 2) each director and named executive and 3) all of our directors and officer as a group.  Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Percentage of

                                                 Number & Class               Outstanding

Name and Address                         of Shares                     Common Shares

----------------

-----------------                -------------

Edward M. English

61 West 62nd Street, Suite 23F

New York, NY 10023                       1,167,086                    15.0%

Jason M. Shapiro

61 West 62nd Street, Suite 23F

New York, NY 10023                       1,913,594                   24.59%

Jed M. Sabio

61 West 62nd Street, Suite 23F

New York, NY 10023                         300,250

                3.86%

Joseph E. Antonini(1)

61 West 62nd Street, Suite 23F

New York, NY 10023                         275,520

                3.54%

Gary J. Giulietti

61 West 62nd Street, Suite 23F

New York, NY 10023                          317,237

                4.08%

All Directors & Officers

as a group (5 persons)                       3,973,687

              51.07%

Other 5% shareholders

Lincoln Center Equities, LLC(2)

157 Davenport Avenue

New Rochelle, NY 10805                   2,858,040

             36.73%

(1) This consists of 38,462 shares in the name of Joseph E. Antonini and 237,058 shares in the name of JEA Energy LLC, a company solely owned by Joseph E. Antonini.

(2) This consists of 2,637,756 in the name of Lincoln Center Equities, LLC, a company solely owned by Jake A. Shapiro and 220,284 shares owned by Jake A. Shapiro.  Jake A. Shapiro is the brother of Jason M. Shapiro, Iron Eagle’s chief financial officer and director.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Jason M. Shapiro, Chief Financial Officer, and director, is a significant shareholder and the brother of Jake Shapiro, also a significant shareholder.  As of August 1, 2012, Jason Shapiro owns 25.4% of the registrant’s common stock and Lincoln Center Equities, LLC, a firm owned 100% by Jake A. Shapiro, owns 38.0% of Iron Eagle’s common stock.   Jason M. Shapiro is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Iron Eagle entered into an agreement on November 15, 2009 with Belle Haven Partners, LLC  to assist Iron Eagle Nevada with business development planning, raising additional capital, and accessing the public markets.  One of Belle Haven’s principals is also on Iron Eagle’s management team, and the entities have common ownership.  Iron Eagle Nevada agreed to pay Belle Haven $20,000 per month starting September 1, 2009, as well as to reimburse them for all out-of-pocket expenses.  As discussed in Note 13, Belle Haven agreed to waive their compensation earned by them during the first quarter of 2011.  The compensation expense to Belle Haven began to accrue again as of April 1, 2011.   As of December 31, 2011 and December 31, 2010, Iron Eagle had accrued $659,439 and $479,439, respectively in amounts due to Belle Haven.

Iron Eagle also leases its New York, New York facility under a rental agreement that has a one year lease starting September 1, 2011 for $2,100 a month with Belle Haven Capital, LLC, an entity which is owned by Iron Eagle’s current chief financial officer.

On December 31, 2009, Iron Eagle entered into two note agreements with Jason Shapiro, Iron Eagle’s current Chief Financial Officer, for a total of $15,000.  These notes, which bear a 10% interest rate, were originally due on June 30, 2010, and have been extended until June 30, 2011.  Iron Eagle also owes Jason Shapiro, its current chief financial officer, $66,531 as of December 31, 2011 and $271,259 as of December 31, 2010 for operating expenses, which, in general include professional fees for audit, legal and investor relations, travel related and rent.

On March 8, 2011, Iron Eagle entered into note agreements with two related parties (Iron Eagle's former chairman of the board and Iron Eagle's executive vice president) for receipt of $60,000 cash for working capital purposes.  These notes have similar terms and bear an interest rate of 10% and are due in full upon the earlier of the registrant receiving at least $75,000 of funding or 90 days of issuance with renewable 30 day periods, at the holder's sole discretion.   As of December 31, 2011, these notes have not been repaid.

On March 17, 2011, Iron Eagle converted $250,000 of the "Advances from Officer" from Iron Eagle's CFO into a note agreement.  The note bears an interest rate of 10% and is due December 15, 2011.  Since the note was not repaid in it's entirely by December 15, 2011, it is considered to be in default and the interest rate was  increased to 15%.

On May 19, 2011, Mr. Sabio purchased for a consideration of $250 from Jason M. Shapiro and Jake Shapiro an aggregate of 62,500 shares of Iron Eagle common stock (31,250 shares purchased from each).

During the years ended December 31, 2011 and 2010, we paid $108,000  and $108,000, to Glen Gamble, our former chairman and president, and Dutch Hildebrand, our former chief financial officer and secretary. The form of payment was to companies in which these executives are affiliated.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For 2011, Marcum LLP’s fees billed for professional services rendered for the audit of Iron Eagle’s annual financial statements included in Iron Eagle’s Annual Report on Form 10-K, was $25,000 for the year ended December 31, 2011.

For the Form 10-K for the year ended December 31, 2010 and the interim consolidated financial statements included in quarterly reports in 2011, we incurred audit fees to The Hall Group CPAs of $109,250 for our current accounting entity.   Such fees include professional services from the audit of the financial statements included in the Form 10-K and for services that are normally provided by the independent  accountant in connection with regulatory filings or engagements.

Audit-Related Fees

These consists of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Iron Eagle’s consolidated financial statements and are not reported under “Audit Fees.”

No audit-related services were rendered by Marcum LLP for the year ended December 31, 2011.

Fees billed by The Hall Group CPAs for 2011 were $5,250 and consisted of services associated with Iron Eagle’s Registration Statement on Form S-1.

Tax Fees

For 2011, Marcum LLP’s fees billed for professional services rendered for the preparation of Iron Eagle’s federal and state corporate income tax return was $15,000 for the years ended December 31, 2009, 2010 and 2011.

We did not incur any tax fees for tax compliance or other tax services from The Hall Group CPAs in 2010.

All Other Fees

We did not incur any other fees from Marcum LLP or The Hall Group CPAs during 2011 and 2010.

Pre-approval Policies and Procedures

All audit and non-audit services to be performed by Iron Eagle’s independent auditors must be approved in advance by the Audit Committee. As permitted by the SEC’s rules, the Audit Committee has authorized its Chairman to pre-approve audit, audit-related, tax and non-audit services, provided that such approved service is reported to the full Audit Committee at its next meeting.

As early as practicable in each year, the independent auditors provide to the Audit Committee a schedule of the audit and other services that the independent auditor expect to provide or may provide during the next twelve months. The schedule will be specific as to the nature of the proposed services, the proposed fees, and other details that the Audit Committee may request. The Audit Committee will by resolution authorize or decline the proposed services. Upon approval, this schedule will serve as the budget for fees by specific activity or service for the next twelve months.

A schedule of additional services proposed to be provided by the independent auditors, or proposed revisions to services already approved, along with associated proposed fees, may be presented to the Audit Committee for its consideration and approval at any time. The schedule will be specific as to the nature of the proposed service, the proposed fee, and other details that the Audit Committee may request. The Audit Committee will by resolution authorize or decline authorization for each proposed new service.

Applicable SEC rules and regulations permit waiver of the pre-approval requirements for services other than audit, review or attest services if certain conditions are met. The services characterized above as audit-related, tax and all other, were pre-approved prior to being billed pursuant to these provisions in 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Consolidated Financial statements included in Part II hereof

Consolidated Balance Sheets, December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and the Period from Inception (November 9, 2009) through December 31, 2011

Consolidated Statement of Stockholders’ Deficit for the period from Inception (November 9, 2009) through December 31, 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the Period from Inception (November 9, 2009) through December 31, 2011

Notes to the Consolidated Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following documents are filed as a part of this report:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2012.

Iron Eagle Group, Inc.

/s/Edward M. English

------------------------------------

By: Edward M. English

Chief Executive Officer

/s/ Jason M. Shapiro

------------------------------------

By: Jason M. Shapiro

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Edward M. English       Chief Executive Officer/      August 1, 2012

------------------------          Director

Edward M. English

/s/ Jason M. Shapiro         Chief Financial Officer/        August 1, 2012

------------------------          Controller/Director

Jason M. Shapiro

/s/ Gary J. Giulietti             Director                               August 1, 2012

------------------------

Gary J. Giulietti

/s/ Joseph E. Antonini        Director                              August 1, 2012

------------------------

Joseph E. Antonini