Form 10-Q
period 2012-03-31
Iron Eagle Group, Inc.
filed 2012-08-03
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period  ___________ to ____________.

Commission File Number 0-22965

IRON EAGLE GROUP, INC.

 (Exact name of registrant as specified in its charter)

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

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]  No [X]

As of August 2, 2012, there were 7,780,568 shares of common stock of the issuer outstanding.

PART I -- FINANCIAL INFORMATION

Iron Eagle Group, Inc.

FORM 10-Q

INDEX

Page
PART I-FINANCIAL INFORMATION

Item 1:Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011	4
Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2012 and 2011 and for the period from inception (November 9, 2009) through March 31, 2012	6
Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011 and for the period from inception (November 9, 2009) through March 31, 2012	8
Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3: Quantitative and Qualitative Disclosure About Market Risk	34
Item 4: Controls and Procedures	34

PART II-OTHER INFORMATION

Item 1: Legal Proceedings	36
Item 1A: Risk Factors	36
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3: Defaults Upon Senior Securities	37
Item 4: Mine Safety Disclosures	37
Item 5: Other Information	37
Item 6: Exhibits	37
SIGNATURES	38

PART I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

IRON EAGLE GROUP, INC

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December
	2012	31, 2011
ASSETS
Current Assets
Cash	$ 3,789	$ 62
Prepaid Expenses	164,190	164,190
Total Current Assets	167,979	164,252
Other Assets
Long Term Portion of Prepaid Expenses	151,429	151,429

TOTAL ASSETS	$ 319,408	$ 315,681

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable-Related Parties	$ 45,000	$ 659,439
Accounts Payable	516,202	368,629
Advances From Officers	100,231	92,819
Accrued Liabilities	1,190,295	1,537,355
Notes Payable-Related Party	325,000	325,000
Notes Payable	150,000	150,000
Accrued Interest, Including accrued interest due to related parties of $36,979 as of March 31, 2012 and $28,523 as of December 31, 2011	50,549	34,945
Warrant Derivative Liability	32,704	2,873
Common Stock to be Issued	75,000	50,000
Line of Credit	50,000	50,000
Total Current Liabilities	2,534,981	3,271,060

(continued on next page)

IRON EAGLE GROUP, INC

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

(continued)

TOTAL LIABILITIES	$2,534,981	$3,271,060

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Preferred Stock ($.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2012 and December 31, 2011)	0	0
Common Stock ($.00001 par value, 875,000,000 shares authorized, 7,780,568 and 1,630,288 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	182	118
Additional Paid in Capital	2,830,803	1,527,062
Deficit Accumulated During the Development Stage	(5,046,558)	(4,482,559)
Total Stockholders' Deficit	(2,215,573)	(2,955,379)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 319,408	$ 315,681

The notes are an integral part of these condensed consolidated financial statements.

IRON EAGLE GROUP, INC

(A Development Stage Company)

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended	Since Inception
	March 31, 2012	March 31, 2011	(November 9, 2009)
		(Restated)	(Restated)

REVENUE	$ 0	$ 0	$ 0
COST OF REVENUE	0	0	0
GROSS PROFIT	0	0	0

OPERATING EXPENSES
General and Administrative Expense	21,752	137,345	508,307
Compensation Expense	322,305	501,250	2,091,285
Professional Fees	210,155	215,283	1,580,220
Professional Fees to Related Parties	45,000	60,000	658,400
TOTAL OPERATING EXPENSES	599,212	913,878	4,838,212

NET OPERATING LOSS	(599,212)	(913,878)	(4,838,212)

Warrant Derivative Liability (Expense) Income	(29,831)	0	23,236
Interest and Other Income (Expense)	65,044	(1,877)	(231,582)
OTHER INCOME (EXPENSE)	35,213	(1,877)	(208,346)

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(563,999)	(915,755)	(5,046,558)
Provision for Income Taxes	0	0	0
LOSS FROM CONTINUING OPERATIONS	(563,999)	(915,755)	(5,046,558)

(continued on next page)

IRON EAGLE GROUP, INC

(A Development Stage Company)

Condensed Consolidated Statement of Operations (Unaudited)

(continued)

DISCONTINUED OPERATIONS, NET OF TAXES (NOTE 12)
Income (Loss) from Discontinued Operations of Delta Mechanical, Net of Taxes	$ 0	$ 89,465	$ (252,266)
Gain on Disposal of Discontinued Operations, Net of Taxes			252,266

NET LOSS	$ (563,999)	$ (826,290)	$ (5,046,558)

Loss per Share from continuing operations, basic and diluted	$ (0.10)	$ (0.63)
Earnings per share from discontinued operations	$ 0.00	$ 0.06
Net Loss per Share, basic and diluted	$ (0.10)	$ (0.57)
Weighted Average Shares Outstanding, basic and diluted	5,661,381	1,455,099

The notes are an integral part of these condensed consolidated financial statements.

IRON EAGLE GROUP, INC

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended	Since Inception
	March 31, 2012	March 31, 2011	(November 9, 2009)
		(Restated)	(Restated)

Net Loss	$ (563,999)	$ (826,290)	$ (5,046,558)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Contribution to Capital of Services by Related Parties	0	615,250	615,250
Shares Issued for Services	58,006	423,735	634,199
Shares Issued for Interest Expense	0	0	130,642
Stock Warrants Issued	0	0	147,728
Decrease in Fair Value of Warrant Derivative Liability	29,831	0	32,704
Depreciation & Amortization Expense	0	586	2,834
Change in Operating Assets and Liabilities:			0
Decrease in Other Assets	0	0	6,000
(Increase) Decrease in Prepaid Expenses	0	(257,342)	505,612
Increase in Accounts Payable - Related Party	45,000	60,000	614,439
Increase in Accounts Payable	147,573	67,046	347,683
Increase (Decrease) in Advances from Officer	7,412	(224,159)	(6,204)
Increase (Decrease) in Accrued Liabilities	279,904	(136,558)	1,540,445

(continued on next page)

IRON EAGLE GROUP, INC

(A Development Stage Company)

Condensed and Consolidated Statement of Cash Flows (Unaudited

(continued)

Net Cash Provided by (Used in) Operating Activities	$ 3,727	$ (277,732)	$ (475,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Business combination	0	2,639,333	0
Net Cash Provided by Investing Activities	0	2,639,333	0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowing - Related Party	0	314,148	325,000
Proceeds from Borrowing	0	7,514	157,500
Payments on Capital Lease	0	0	(3,385)
Repurchase of Common Stock	0	(100)	(100)
Net Cash Provided by Financing Activities	0	321,562	479,015
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,727	2,683,163	3,789
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62	976	0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 3,789	$ 2,684,139	$ 3,789
SUPPLEMENTAL CASH DISCLOSURES:
Cash Paid for Interest Expense	$ 1,040	$ 1,083	$ 4,537
SUPPLEMENTAL NON-CASH DISCLOSURES:
Shares Issued due to Conversion of Liabilities	$ 1,245,799	$ 0	$ 1,245,799
Note Payable to Finance the Acquisition of Delta	$ 0	$ 8,757,463	$ 0
Shares Issued in Repayment of Debt	$ 0	$ 0	$ 8,142

The notes are an integral part of these condensed consolidated financial statements.

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1: NATURE OF ACTIVITIES

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

The Company is in the development stage and presents its consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.   As of March 31, 2012, the Company had three full-time employees, owned minimal fixed assets and has not generated revenue.

On January 8, 2010, Iron Eagle entered into a share exchange agreement to acquire 100 percent of the outstanding common stock of Iron Eagle Group (a Nevada corporation) (“Iron Eagle Nevada”).  On August 18, 2010, Iron Eagle issued 1,167,162 shares of common stock in exchange for a 100 percent equity interest in Iron Eagle Nevada.  This combined with 301,952 common shares previously outstanding at the time totaled 1,469,114 common shares. As a result of the share exchange, Iron Eagle Nevada became the wholly owned subsidiary of Iron Eagle.  The shareholders of Iron Eagle Nevada owned a majority of the voting stock of Iron Eagle.  Therefore, the transaction was regarded as a reverse merger whereby Iron Eagle Nevada was considered to be the accounting acquirer as its shareholders retained control of Iron Eagle after the exchange, although Iron Eagle is the legal parent company.  The share exchange was treated as a recapitalization of Iron Eagle Nevada.  As such, Iron Eagle Nevada (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Iron Eagle had always been the reporting company and then on the share exchange date, recapitalized its capital stock.

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1: NATURE OF ACTIVITIES (continued)

Nature of Activities, History, and Organization (continued)

As a result of the recapitalization, the Company changed its fiscal year from June 30th to December 31st, to conform to the year-end of Iron Eagle Nevada.

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

On May 31, 2011, Mr. Bookbinder agreed to extend the due date of the Purchase Note to September 2, 2011.  The Company’s debt obligation was secured by a pledge of 100 percent of the membership interest in Sycamore Enterprises LLC.  The Company had planned to raise the capital to repay the Purchase Note through public and private markets. The Company was unable to raise the capital by the due date and on September 23, 2011, Mr. Bookbinder exercised his right to revert 100 percent of the membership interest back to him that also simultaneously extinguished the Purchase Note plus accrued interest of $190,147, As such the operations of DMC for the three months ended March 31, 2011 have been presented as discontinued operations.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Iron Eagle have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein.

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1: NATURE OF ACTIVITIES

Basis of Presentation (continued)

These condensed consolidated financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2011, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments that are necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the full year.

Loss per Share:

The basic and diluted loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period covered.

Consideration of all of the Company’s warrants in the loss per share computation has not been included in any period presented because the results would be anti-dilutive.

Reclassification

Certain prior year’s amounts have been reclassified to conform to current year presentation.

Financial Condition and Going Concern:

The Company has a deficit accumulated through the development stage through March 31, 2012 totaling $5,046,558 and recurring losses and negative cash flows from operations.  Because of these conditions, the Company will require additional working capital to develop its business operations.

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

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1: NATURE OF ACTIVITIES (continued)

Financial Condition and Going Concern (continued)

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

NOTE 2 – PREPAID EXPENSES

The Company has entered into contracts for investor relations and consulting services to assist in the financing and purchasing of construction related entities.  All services were prepaid with Company shares and warrants that vested immediately.  The values of the services to be rendered are amortized on a straight line basis each month over the terms of the contract service periods.  The services remaining to be provided as of March 31, 2012 and December 31, 2011 are reflected as a prepaid expense.

NOTE 3– RELATED PARTY TRANSACTIONS

The Company entered into an agreement on November 15, 2009 with Belle Haven Partners, LLC (“Belle Haven”) to assist Iron Eagle with business development planning, raising additional capital, and accessing the public markets.  One of Belle Haven’s principals is also an officer of the Company, and the entities have common ownership.  Iron Eagle agreed to pay Belle Haven $20,000 per month starting September 1, 2009, as well as to reimburse them for all out-of-pocket expenses.  Belle Haven agreed to waive their compensation earned during the first quarter of 2011.  The consulting expense to Belle Haven began to accrue again as of April 1, 2011.  The Company had $45,000 at March 31, 2012 and  $659,439 at December 31, 2011 in amounts due to Belle Haven.

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3- RELATED PARTY TRANSACTIONS (continued)

On January 27, 2012, Belle Haven agreed to convert $659,439 into common shares at a conversion price of $0.25 a share. On January 27, 2012, the Company amended the term for the Belle Haven consulting agreement to end on June 30, 2012 and the monthly compensation for consulting services was reduced from $20,000 a month to $15,000 a month for the six month period ending on June 30, 2012.

On September 1, 2010, the Company also entered into a one year lease for its New York, New York offices with Belle Haven Capital, LLC an entity which is owned by Jason Shapiro, the Company’s current Chief Financial Officer, for $2,100 a month beginning September 1, 2010.  As of September 1, 2011, the Company renewed the lease for an additional year.

On December 31, 2009, the Company entered in two note agreements with Jason Shapiro, the Company’s current Chief Financial Officer, for a total of $15,000.  These notes, which bear a 10 percent interest rate, were originally due on June 30, 2010, and had been extended until June 30, 2011 and, as of March 31, 2012, are in default.

The Company also owed Mr. Shapiro $73,943 at March 31, 2012 and $66,531 at December 31, 2011 for operating expenses, which include professional fees for audit, rent, legal, and investor relations.  On March 15, 2011 the Company converted $250,000 of the advances into a third note agreement bearing interest at 10 percent and due December 15, 2011.  The note was in default and the interest rate was automatically raised to 15 percent on January 15, 2012.  As of the date of this filing, the Note is in default.

On March 8, 2011 the Company entered into note agreements with two related parties (the Company’s former Chairman of the Board and the Company’s Executive Vice President) for the receipt of $60,000 for working capital purposes. These notes have similar terms, bearing an interest rate of 10 percent and are due in full upon the earlier of the Company receiving at least $75,000 of funding or 90 days after issuance with renewable 30 day periods, at the holder’s sole discretion.  In addition if not repaid at maturity or extended by the note holders the note holders are to receive 12,500 shares of common stock.  As of the date of this filing the notes were in default.

On July 22, 2011, Jed Sabio, the Company’s Executive Vice President, purchased for a consideration of $250 from Jason M. Shapiro and Jake Shapiro, a stockholder and brother of Jason M. Shapiro, an aggregate of 62,500 shares of Iron Eagle common stock (31,250 shares purchased from each).

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3-RELATED PARTY TRANSACTIONS (continued)

Mr. Sabio agreed not to sell or offer to sell these shares or any other shares he owns in the Company for a period of 12 months following the completion of the initial public offering except as per a Board approved lock-up agreement.

NOTE 4 – ACCRUED COMPENSATION

The Company has entered into employment agreements with the Company’s management team, as outlined in Note 11.  As of March 31, 2012 and December 31, 2011, no cash compensation has been paid, and the Company has accrued amounts pursuant to these agreements.  On January 27, 2012, the Company entered into an agreement with certain Officers and Directors to convert accrued compensation due them at December 31, 2011 totaling $586,360 into common shares of the Company at a conversion price of $0.25 a share.  Accrued compensation as of March 31, 2012 totaled $1,184,436.

NOTE 5– LINE OF CREDIT

The Company has a $50,000 revolving line of credit with a U.S. financial institution.  As of March 31, 2012 and December 31, 2011, the outstanding balance is $50,000, and carries an interest rate of prime plus 3 percent (6.25 percent at March 31, 2012).

NOTE 6 – DEBT

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

The Company had planned to raise the capital to repay the buyer note through public and private markets.  Due to market conditions, the Company was unable to raise the capital by the due date and on September 21, 2011, Mr. Bookbinder exercised his right to revert 100 percent of the membership interest back to him which also simultaneously extinguished the Seller note plus accrued interest.

On March 8, 2011, the Company entered into a note agreement with Alliance Advisors for $7,500 in consideration for receipt of cash by the Company.

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6-DEBT (continued)

The note had an interest rate of 12 percent and was due upon the earlier of June 8, 2011, or the Company receiving $100,000 of funding unless renewed.  On September 27, 2011, the Company repaid the note and accrued interest through the issuance of 14,804 shares of common stock valued at $.55 a share.

On March 8, 2011 the Company entered into note agreements with the Company’s Chairman of the Board and the Company’s Executive Vice President for a total of $60,000 as outlined in Note 4.

On March 17, 2011 the Company converted $250,000 of the “Advances from Officers” from the Company’s CFO into a note agreement as outlined in Note 4.

NOTE 7 - WARRANT DERIVATIVE LIABILITY

ASC 815-40-15 “Derivatives and Hedging” requires freestanding contracts that are settled in our own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations.  In the Company’s July and August 2011 financings, the Company issued 6 units of Series A and B warrants to each purchase 6,250 shares of common stock per unit.  The Series A contained full-ratchet anti-dilution adjustments and the Series B provided for weighted-average anti-dilution adjustments for lower priced issuances of common stock.  The warrant derivative liability was initially and subsequently measured at fair value with changes in fair value recorded in earnings in each reporting period. For the three months ended March 31, 2012, the Company recorded a charge of $29,831, in our consolidated statements of operations to record the change in fair value of the warrant derivative liability. Fair value was estimated using a Black Scholes option pricing model which approximates the binomial method, which included variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables were projected based on our historical data, experience, and other factors. The fair value of the warrants was determined using the Black Scholes option pricing model with the following assumptions:

	March 31, 2012	December 31, 2011
Risk free interest rate	0.20%	0.20%
Volatility	506%	484%
Dividend	0	0
Expected term	1.25 years	1.5 years

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Issued for Services:

On February 4, 2011, the Company executed a consulting agreement with IPX Capital, LLC ("IPX"). Pursuant to the agreement on March 20, 2011 the Company granted IPX 15,625 common shares valued at $6.40 per common share, which vested immediately.  A success fee of $100,000 in cash will be due upon raising up to $40,000,000, plus an additional 1 percent of any capital raised in excess of $40,000,000.  An additional 15,625 shares will be earned and vest upon the completion of raising the necessary capital to find the Company's first acquisition.

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

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8-STOCKHOLDERS’ EQUITY (continued)

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

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8-STOCKHOLDERS’ EQUITY (continued)

These shares were valued at $7.60 a share, the share price as of December 31, 2010 (date of grant) as agreed to in 2010 by the board of directors

The fair value recorded above approximates the fair value of the services provided.

Conversion Agreement.

On January 27, 2012, the Company entered into a conversion agreement with Jason M. Shapiro, Belle Haven Partners LLC, Jake A. Shapiro as president of Belle Haven Partners LLC, Joseph E. Antonini, Gary J. Giulietti, and Jed M. Sabio.  Pursuant to the agreement, the above individuals agreed to convert the following amounts owed to them by the Company into common shares at a conversion price of $0.25 per common share.

•

Joseph E. Antonini: $59,555 into 238,219 common shares

•

Gary J. Giulietti: $69,555 into 278,219 common shares

•

Jason M. Shapiro: $408,750 into 1,635,000 common shares

•

Belle Haven Partners LLC: $659,439 into 2,637,756 common shares

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

Completed Agreements

On February 7, 2012, the Company and Tru-Val Electric Group, LLC (Tru-Val), a Delaware limited liability company and a newly formed wholly owned subsidiary of the Company entered into a share purchase agreement with Tru-Val and Christopher Totaro. Mr. Totaro owns 100 percent of the common shares of Tru-Val Mr. English, the Company’s CEO, was a former chairman of Tru-Val. The closing, if it occurs, shall be upon mutual agreement between Iron Eagle and Tru-Val

Purchase Price. The aggregate purchase price to be paid by the Company for the common shares shall consist of (i) the assumption of debt; (ii) equity to Mr. Totaro in the form of common shares of the Company and (iii) the preferred equity subject to the adjustment:

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8-STOCKHOLDERS’ EQUITY (continued)

Assumption of Debt. At closing, the Company shall assume certain debt and liabilities from Tru-Val Electric Corp. totaling approximately seven million ($7,000,000) dollars.

Equity to Mr. Totaro. At closing, the Company shall issue its restricted common shares to Mr. Totaro, or Mr. Totaro’s designee, such that Mr. Totaro, or said designee, shall own forty percent (40%) of the total issued and outstanding stock of the Company. At closing, Mr. Totaro’s common shares of the Company shall be subject to the following restrictions:

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

Preferred Equity Adjustment. The debt difference shall be defined as seven million ($7,000,000) dollars less the actual assumed debt of Tru-Val Electric, as set forth in the final debt statement. The preferred equity shall be adjusted by the amount of the debt difference. Notwithstanding anything contained herein to the contrary, at closing, the preferred equity shall not be less than $1,000,000.

Expense Reimbursement. As part of the agreement, Tru-Val Electric agreed to transfer up to $150,000 to Iron Eagle to be used for public company expenses and are not contingent on the closing of this transaction.

The Company does not have stock option or equity based compensation plans.

As of March 31, 2012 and December 31, 2011, the Company has accrued $79,031 in shares to be issued to Mr. Bovalino and Mr. Hoffman pursuant to their compensation agreements.

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8-STOCKHOLDERS’ EQUITY (continued)

As of March 31, 2012 and December 31, 2011, the Company has accrued $75,000 and $50,000, respectively, in shares to be issued for Directors Fees.

See Note 14 - Subsequent Events for share and equity based issuances after March 31, 2012.

Purchase and Retirement of Common Shares

On March 17, 2011, the Company purchased 31,250 common shares of the Company from Galileo Partners, LLC for $100.  Galileo Partners is an investment firm where Steven Antebi, a non-affiliate, is the president and chief executive officer.  The Company retired the shares immediately following the purchase.

Warrants

The following schedule summarizes the Company’s warrant activity since inception through March 31, 2012:

	Warrants	Weighted Average Exercise Price	Weighted Average Term

Outstanding at November 9, 2009	-	$ -	-
Warrants granted during 2010	13,594	10.56	2.75
Warrants exercised	-	-	-
Warrants expired	-	-	-
Outstanding at December 31, 2010	13,594	10.56	2.75

Warrants granted during Q1 2011	10,625	8.08	1.92
Warrants granted during Q3 2011	262,500	1.20	1.04
Warrants exercised	-	-	-
Warrants expired	-	-	-
Outstanding at December 31, 2011	286,719	1.90	1.15
Warrants granted during Q1 2012	-	-	-
Warrants exercised	-	-	-
Warrants expired	-	-	-
Outstanding at March 31, 2012	286,719	$1.90	1.15

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – INCOME TAXES

The Company’s net deferred tax amounts as of March 31, 2012 and December 31, 2011, respectively, are as follows:

Deferred Tax Asset Related to:

	March 31, 2012	December 31, 2011

Current Deferred Tax Asset(Liability)
Accrued Payroll	$337,837	$474,105
Other	0	(3,047)
Total Current deferred tax assets	337,837	471,058

Long Term Deferred Tax Asset(Liability)
Other	2,495	1,953
Capital Loss carryforward	70,674	70,674
Net Operating Loss carryforward	3,413,148	3,055,056
Total Long Term deferred tax assets	3,486,317	3,127,685
Total Deferred Tax Assts	3,824,154	3,598,743
Valuation Allowance	(3,824,154)	(3,598,743)
Net deferred taxes	$ 0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative federal and state net operating loss carry-forward is approximately $7,780,907 at December 31, 2011, and will expire in the years 2029 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and has been fully reserved at March 31, 2012 and December 31, 2011.

The Company is in the process of filing its federal and state income tax returns for the years ended December 31, 2010 and 2009.

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

On April 19, 2012, Iron Eagle was involved with litigation regarding unpaid bills with TUO Greenwood Village I, LLC, (“TUO”) the landlord for the Company’s Colorado lease.  The amount requested by TUO is $46,718.  Iron Eagle is in discussions with settling this amount for a lower amount.  As of March 31, 2012 and December 31, 2011, the full $46,718 has been fully recorded in accrued expenses in the accompanying consolidated statement of operations. The company has not incurred any litigation fees with regard to this matter, but there might be litigation fees in the future.

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND LIABILITIES

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

The Company’s financial instruments at March 31, 2012 include cash, accounts payable, and notes payable. The carrying amounts of cash and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt, is based on the fair value of similar instruments. These instruments are short-term in nature and there is no known trading market for the Company’s debt.

The following tables provide the fair value measurements of assets and liabilities as of March 31, 2012 and December 31, 2011:

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND LIABILITIES (continued)

Fair Value Measurements as of March 31, 2012
Description	Carrying Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Warrant Derivative Liability	$32,704	$0	$0	$32,704

Fair Value Measurements as of December 31, 2011
Description	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Warrant Derivative Liability	$2,873	$0	$0	$2,873

The following table summarizes the changes in fair value of our Level 3 financial liabilities that were measured at fair value for the three months ended March 31, 2012:

Warrant Derivative Liability

Balance at beginning of fiscal period	$ 2,873
Net change in fair value of financial instrument	29,831
Balance at end of fiscal period	$ 32,704

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 – DISCONTINUED OPERATIONS OF DELTA MECHANICAL

On January 21, 2011, the Company entered into an agreement for a purchase price of:

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

Revenue included in the discontinued operations totaled approximately $12.2 million for the period from January 21, 2011 through March 31, 2011 and had pre-tax income of approximately $86,000.

NOTE 13 – RESTATEMENT

Management had discovered an accounting error that impacts the accuracy of the Company’s previously issued unaudited 2011 interim consolidated financial statements for the quarterly period ended March 31, 2011, which the interim consolidated financial statements were contained in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13- RESTATEMENT (continued)

The Company’s management with the concurrence of the audit committee of the Company’s board of directors concluded that the March 31, 2011 interim consolidated financial statements should no longer be relied upon.  The Company has determined that it has incorrectly excluded compensation expense during the quarter ended March 31, 2011.  Management did disclose that arrangements were waived, but has determined that compensation expense should have been recorded in the quarterly period ended March 31, 2011 with the offset to additional paid in capital totaling $615,250.  As a result, the operating expenses and the reported net loss increased by $615,250 for the three months ended March 31, 2011. Operating expenses increased to $1,554,689 (of which $640,811 is included in discontinued operations for the three months ended March 31, 2011) from $939,439 as originally reported for the three months ended March 31, 2011.  The reported net loss increased to $(826,290) from $(211,040) as originally reported for the three months ended March 31, 2011. The Company’s loss per share was previously reported at (0.15) per share and increased to (0.57) per share for the three months ended March 31, 2011. This error did not impact total assets, total liabilities or total stockholders’ deficit. This correction was based on the circumstances that the Company had contractual agreements with certain shareholders, and officers or directors for which compensation related to the period January 1, 2011 to March 31, 2011 were subsequently waived and therefore we erroneously excluded the expense as filed in our interim consolidated financial statement for quarterly period ended March 31, 2011.

NOTE 14 – SUBSEQUENT EVENTS

In conjunction with the preparation of these consolidated financial statements, an evaluation of subsequent events was performed and the following items were noted:

On June 8, 2012 the Company entered into a note agreement with the Hall Group, the Company’s former auditor, for $27,725 as a consideration for services rendered. The note bears an interest rate of 5 percent and due in full one year after issuance, a 30 day cure period. The note is convertible at any time into shares of common equity as a price of $0.50 per share.

On July 18, 2012, Iron Eagle and Matrix Advisors, LLC, a consultant, amended their consulting agreement such that it terminated on June 30, 2012 and that the amount owed to Matrix was reduced from $375,000 owed as of June 30, 2012 to $100,000.

IRON EAGLE GROUP, INC

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14-SUBSEQUENT EVENTS (continued)

On July 19, 2012, the Company, York River Electric Group, LLC, a Delaware limited liability company and a newly formed wholly owned subsidiary of Iron Eagle, York River Electric Inc., a Virginia domestic corporation, Cathy McQuade, a Virginia resident, and Mark Bryan, a Virginia Resident, entered into a share purchase agreement.  Cathy McQuade and Mark Bryan collectively own 100 percent of the issued and outstanding shares of York River Electric Inc. and are the sellers in this agreement.  Iron Eagle and York River Electric Group are the buyers in this agreement.

Purchase Price.  The aggregate purchase price to be paid by the registrant for the shares shall consist of (i) $8,500,000 dollars, transferred into an account designated by the seller at the closing, (ii) the assumption of all debt and liabilities of York River Electric, Inc., and (iii) equity to the sellers in the form of Iron Eagle common stock.

Equity to Seller.  Within 30 days of the closing, Iron Eagle will issue restricted common shares to the sellers with a value of $3,000,000 (based upon the 30 day volume weighted-average price of Iron Eagle for the period spanning that 30 day period following the closing).  For the 4 years following the closing, the sellers shall not be permitted to sell, transfer or assign more than 25 percent of the Iron Eagle restricted common shares during any particular 12 month period.  The shares shall contain an appropriate legend reflecting these restrictions.

Subsequent events have been evaluated through the date the accompanying consolidated financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited interim consolidated financial statements and the related notes thereto contained in Part 1, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2011.

 Caution Concerning Forward-Looking Statements

 This Quarterly Report on Form 10-Q contains, and any documents incorporated herein by reference may contain, forward-looking statements that involve risks and uncertainties. When used in this document, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors including those set forth in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011.

Company Overview

The registrant provides construction and contracting services in both the infrastructure and government markets.  The registrant's management consists of business leaders in construction, government contracting, defense, finance, operations, and business development.

Critical Accounting Policies and Use of Estimates

Our unaudited interim consolidated financial statements and related disclosures, which are prepared to conform with accounting principles generally accepted in the United States of America (U.S. GAAP), require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the period reported. We are also required to disclose amounts of contingent assets and liabilities at the date of the consolidated financial statements. Our actual results in future periods could differ from those estimates and assumptions. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

During the quarter ended March 31, 2012, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2011.

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues

The Company did not generate revenues for the three months ended March 31, 2012 and 2011 as they continue to be in the development stage.

Operating Expenses

Our general and administrative expenses for the three months ended March 31, 2012 were $21,752, as compared to $137,345 for the three months ended March 31, 2011. This amount includes financing, media relations, rent, insurance, and travel expenses.

Compensation expense for the three months ended March 31, 2012 were $322,305, as compared to $501,250 for the three months ended March 31, 2011. This decrease was the result of hiring of the new management team.  All compensation expense related to the registrant's officers has been accrued and not paid as of March 31, 2012.

Professional fees for the three months ended March 31, 2012 were $210,155, as compared to $215,283 for the three months ended March 31, 2011. This decrease was primarily a result of lower legal, audit, and consulting fees.

Professional fees to related parties for the three months ended March 31, 2012 were $45,000, as compared to $60,000 for the three months ended March 31, 2011. This is due to a decrease in the consulting expenses related to Belle Haven Partners (“Belle Haven”), a company owned by a significant shareholder and the brother of an officer of the Company.

Total operating expenses for the three months ended March 31, 2012 were $599,212 compared to $913,878 for the three months ended March 31, 2011.  This decrease was primarily due to hiring of new management in 2011.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2012 was $35,213, as compared to $(1,877) for the three months ended March 31, 2011.  This increase in other income is comprised of $16,644 of interest expense off set by $81,688 of income paid by Tru-Val Electric to us to pay corporate expenses and $29,831 of income due to the decrease in fair value of the warrant derivative liability from the private placement warrants in August 2011.

Provision for Income Taxes

The Company did not have a provision for income taxes for the three months ended March 31, 2012 and 2011.

Net Loss from Continuing Operations

As a result of the above mentioned items, the registrant reported a net loss from continuing operations of $(563,999), or $(0.10) per share-basic and diluted, for the three months ended March 31, 2012, as compared to reported net loss of $(915,755), or $(0.63) per share-basic and diluted, for the three months ended March 31, 2011.

Net Loss from Discontinued Operations

The registrant reported net earnings of $89,465 or $0.06 per share-basic and diluted for the discontinued operations of Delta Mechanical for the three months ended March 31, 2011.

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

Liquidity and Capital Resources

The Company has a deficit accumulated during the development stage through March 31, 2012 totaling $5,046,558 and recurring losses and negative cash flows from operations.  Because of these conditions, the registrant will require additional working capital to develop its business operations.

Our success will depend on its ability to raise money through debt and the sale of stock to meet its cash flow requirements.   The ability to execute its strategic plan is contingent upon raising the necessary cash to

   1) pursue and close acquisitions;

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

Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

During the three months ended March 31, 2012, we relied on cash transferred by Tru-Val Electric, loans from management, and key shareholders. As of March 31, 2012, total cash and cash equivalents was $3,789 compared to the $62 as of December 31, 2011. During the first three months end March 31, 2012, cash was transferred to us by Tru-Val Electric to us to pay corporate expenses which helped offset by the use of cash for operating expenses.

Cash provided by (used in) operations

Net cash provided by operations was $3,727 for the three months ended March 31, 2012, as compared to $(277,732) for the three months ended March 31, 2011.  This increase was primarily a result of the acquisition of Delta Mechanical during January 2011.

Cash provided by investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2012 compared to $2,639,333 used in investing activities for the three months ended March 31, 2011.  The 2011 investing activities were due to the cash acquired in the acquisition of Delta Mechanical offset by fixed assets purchased during 2011.

Cash provided by financing activities

Net cash provided by financing activities during the three months ended March 31, 2012 was $0 compared to $ 321,562 for the three months ended March 31, 2011.  The 2011 was primarily a result of borrowing from management and a third party.

In addition the Company entered into a note payable with the former owner of Delta Mechanical for the related acquisition totaling $8,757,463 which was disclosed as a non-cash transaction in the supplemental disclosures during the three months ended March 31, 2011.  Also, the Company issued 4,983,194 shares of common stock in connection with the conversion of related party liabilities totaling $1,245,799 during the three months ended March 31, 2012.

Commitments and Contractual Obligations

There have been no material changes to our commitments and contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2011. Additional comments related to our contractual obligations are presented below.

Executed Purchase Agreements

On February 7, 2012, the registrant and Tru-Val Electric Group, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company entered into a share purchase agreement with Tru-Val Electric Corp. and Christopher Totaro. Mr. Totaro owns 100 percent of the common shares of Tru-Val Electric Corp. Mr. English, the Company’s CEO, was a former chairman of Tru-Val Electric Corp.  The closing, if it occurs, shall be upon mutual agreement between Iron Eagle and Tru-Val Electric Corp.

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

Equity to Mr. Totaro. At closing, the Company shall issue its restricted common shares to Mr. Totaro, or Mr. Totaro’s designee, such that Mr. Totaro, or said designee, shall own forty percent of the total issued and outstanding stock of the Company. At closing, Mr. Totaro’s common shares of the Company shall be subject to the following restrictions:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition.  There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures

During the three months ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures are not effective as of March 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and concluded that it was not effective because of the material weakness described below.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2011, due to resource constraints, material weaknesses became evident to management regarding our inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties due to the limited number of employees.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.  This material weakness was still present at March 31, 2012.

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

Limitations Inherent in all Controls

Our management, including the Chief Executive Officer, and Chief Financial Officer, recognize that our disclosure controls and our internal controls (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

On April 19, 2012, Iron Eagle was involved with litigation regarding unpaid bills with TUO Greenwood Village I, LLC, (“TUO”) the landlord for the company’s Colorado lease.  The amount requested by TUO is $46,718.  Iron Eagle is in discussions with settling this amount for a lower amount.  As of March 31, 2012, $46,718 has been fully recorded in the accompanying consolidated statement of operations. The company has not incurred any litigation fees with regard to this matter, but there might be litigation fees in the future.

In addition, the registrant is subject, from time to time, to litigation resulting from the normal ongoing operations of the registrant’s business.  The registrant believes that resolution of these matters will be covered by the registrant’s insurance policy, and not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the registrant.

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

*   Joseph E. Antonini: $59,555 into 238,219 common shares

*   Gary J. Giulietti: $69,555 into 278,219 common shares

*   Jason M. Shapiro: $408,750 into 1,635,000 common shares

*   Belle Haven: $659,439 into 2,637,756 common shares

*   Jed M. Sabio: $48,500 into 194,000 common shares

Share issuance pursuant to English Employment Agreement.  Pursuant to the English employment agreement dated December 13, 2011 and other agreements between registrant and Ed English, the registrant agreed to issue 1,167,086 shares to Ed English. In addition, as a performance bonus, Iron Eagle will issue English 1,037,409 shares upon the next acquisition of a company by Iron Eagle.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

31    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

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

Dated:  August 2, 2012

Iron Eagle Group, Inc.

By  /s/Edward M. English

    Edward M. English

    Chief Executive Officer

By  /s/Jason M. Shapiro

    Jason M. Shapiro

    Chief Financial Officer