Form 10-Q
period 2012-06-30
Iron Eagle Group, Inc.
filed 2012-08-03
CIK 1043825

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

PART I -- FINANCIAL INFORMATION

Iron Eagle Group, Inc.

FORM 10-Q

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011	4
Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2012 and 2011 and for the Six Months ended June 30, 2012 and 2011 and for the period from inception (November 9, 2009) through June 30, 2012	6
Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011 and for the period from inception (November 9, 2009) through June 30, 2012	8
Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3: Quantitative and Qualitative Disclosure About Market Risk	36
Item 4: Controls and Procedures	36
PART II: OTHER INFORMATION
Item 1: Legal Proceedings	38
Item 1A: Risk Factors	38
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3: Defaults Upon Senior Securities	39
Item 4: Mine Safety Disclosures	39
Item 5: Other Information	39
Item 6: Exhibits	39
SIGNATURES	40

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

IRON EAGLE GROUP, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$2,724	$62
Prepaid Expenses	162,911	164,190
Total Current Assets	165,635	164,252
Other Assets
Long Term Portion of Prepaid Expenses	151,429	151,429

TOTAL ASSETS	$317,064	$315,681
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable - Related Parties	$90,000	$659,439
Accounts Payable	741,537	368,629
Advances From Officers	107,830	92,819
Accrued Liabilities	1,425,345	1,537,355
Notes Payable - Related Party	325,000	325,000
Notes Payable	177,725	150,000
Accrued Interest, including accrued interest due to related parties of $44,479 as of June 30, 2012 and $28,523 as of December 31, 2011	66,759	34,945
Warrant Derivative Liability	10,644	2,873
Common Stock to be Issued	100,000	50,000
Line of Credit	50,000	50,000
Total Current Liabilities	3,094,840	3,271,060
TOTAL LIABILITIES	$3,094,840	$3,271,060

(continued on next page)

IRON EAGLE GROUP, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (continued)

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Preferred Stock ($.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011)	$0	$0
Common Stock ($.00001 par value, 875,000,000 shares authorized, 7,780,568 and 1,630,288 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)	182	118
Additional Paid in Capital	2,830,803	1,527,062
Deficit Accumulated During the Development Stage	(5,608,761)	(4,482,559)
Total Stockholders' Deficit	(2,777,776)	(2,955,379)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$317,064	$315,681

The notes are an integral part of these condensed consolidated financial statements.

IRON EAGLE GROUP, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

	Three Months	Three Months	Six Months	Six Months	Cumulative
	Ended	Ended	Ended	Ended	Since Inception
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	(November 9, 2009)
				(Restated)	(Restated)
REVENUE	$0	$0	$0	$0	$0
COST OF REVENUE	0	0	0	0	0
GROSS PROFIT	0	0	0	0	0

OPERATING EXPENSES
General and Administrative Expenses	25,446	19,407	47,198	156,752	533,753
Compensation Expense	260,051	162,500	582,356	663,750	2,351,336
Professional Fees	236,732	305,250	446,887	520,533	1,816,952
Professional Fees to Related Parties	45,000	60,000	90,000	120,000	703,400
TOTAL OPERATING EXPENSES	567,229	547,157	1,166,441	1,461,035	5,405,441

NET OPERATING LOSS	(567,229)	(547,157)	(1,166,441)	(1,461,035)	(5,405,441)
Warrant Derivative Liability Income (Expense)	22,060	0	(7,771)	0	45,296
Interest and Other Expense	(17,034)	(9,149)	(48,010)	(11,026)	(248,616)
OTHER INCOME (EXPENSE)	5,026	(9,149)	(40,239)	(11,026)	(203,320)

NET LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	(562,203)	(556,306)	(1,126,202)	(1,472,061)	(5,608,761)
Provision for Income taxes	0	0	0	0	0

(continued on next page)

IRON EAGLE GROUP, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited) (continued)

LOSS FROM CONTINUING OPERATIONS	$(562,203)	$(556,306)	$(1,126,202)	$(1,472,061)	$(5,608,761)

DISCONTINUED OPERATIONS, NET OF TAXES (NOTE 12)
Loss from Discontinued Operations of Delta Mechanical, Net of Taxes	0	(341,731)	0	(252,266)	(252,266)
Gain on Disposal of Discontinued Operations, Net of Taxes	0	0	0	0	252,266

NET LOSS	$(562,203)	$(898,037)	$(1,126,202)	$(1,724,327)	$(5,608,761)

Loss per Share from continuing operations, basic and diluted	$(0.07)	$(0.38)	$(0.17)	$(1.01)

Loss per share from discontinued operations	$0.00	$(0.23)	$0.00	$(0.17)

Net Loss per Share, basic and diluted	$(0.07)	$(0.61)	$(0.17)	$(1.18)

Weighted Average Shares Outstanding, basic and diluted	7,780,568	1469,004	672,09745	1,462,186

The notes are an integral part of these condensed consolidated financial statements.

IRON EAGLE GROUP, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Six Months	Six Months	Cumulative
	Ended	Ended	Since Inception
	June 30, 2012	June 30, 2011	(November 9, 2009)
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,126,202)	$(1,724,327)	$(5,608,761)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Contribution to Capital of Services by Related Parties	0	615,250	615,250
Shares Issued for Services	58,006	427,980	634,199
Shares Issued for Interest Expense	0	0	130,642
Stock Warrants Issued	0	0	147,728
Decrease in Fair Value of Warrant Derivative Liability	7,771	0	10,644
Depreciation & Amortization Expense	0	1,172	2,834
Change in Operating Assets and Liabilities:
Decrease in Other Assets	0	0	6,000
Decrease (Increase) in Prepaid Expenses	1,279	(32,491)	506,891
Increase in Accounts Payable - Related Party	90,000	60,000	659,439
Increase (Decrease) in Accounts Payable	400,633	372,908	600,743
Increase (Decrease) in Advances from Officer	15,011	(214,453)	1,395
Increase in Accrued Liabilities	556,164	274,749	1,816,705

(continued on next page)

IRON EAGLE GROUP, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited) (continued)

Net Cash Provided by (Used in) Operating Activities	$2,662	$(219,212)	$(476,291)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Business Combination	0	2,639,333	0
Net Cash Provided by Investing Activities	0	2,639,333	0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowing - Related Party	0	300,631	325,000
Proceeds from Borrowing	0	6,965	157,500
Payments on Capital Lease	0	0	(3,385)
Repurchase of Common Stock	0	(100)	(100)
Net Cash Provided by Financing Activities	0	307,496	479,015
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,662	2,727,617	2,724

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62	976	0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,724	$2,728,593	$2,724
SUPPLEMENTAL CASH DISCLOSURES:
Cash Paid for Interest Expense	$15,170	$18,521	$11,673
SUPPLEMENTAL NON-CASH DISCLOSURES:
Shares Issued due to Conversion of Liabilities	$1,245,799	$0	$1,245,799
Note Payable to Finance the Acquisition of Delta	$0	$8,757,463	$8,142
Conversion of Accounts Payable to a Note Payable	$27,725	$0	$27,725

The notes are an integral part of these condensed consolidated financial statements.

IRON EAGLE GROUP, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF ACTIVIES

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

The Company is in the development stage and presents its consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.   As of June 30, 2012, the Company had three full-time employees, owned minimal fixed assets and has not generated revenue.

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

NOTE 1: NATURE OF ACTIVIES (continued)

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

On May 31, 2011, Mr. Bookbinder agreed to extend the due date of the Purchase Note to September 2, 2011.  The Company’s debt obligation is secured by a pledge of 100 percent of the membership interest in Sycamore Enterprises LLC.  The Company had planned to raise the capital to repay the Purchase Note through public and private markets. The Company was unable to raise the capital by the due date and on September 23, 2011, Mr. Bookbinder exercised his right to revert 100 percent of the membership interest back to him that also simultaneously extinguished the Purchase Note plus accrued interest of $190,147.  As such the operations of DMC for the three and six months ended March 31, 2011 have been presented as discontinued operations.

Basis of Presentation:

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

NOTE 1: NATURE OF ACTIVIES (continued)

should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2011, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Basis of Presentation (continued):

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

Consideration of all Company’s warrants in the loss per share computation has not been included because the results would be anti-dilutive.

Reclassification:

Certain prior year’s amounts have been reclassified to conform to current year presentation.

Financial Condition and Going Concern:

The Company has a deficit accumulated through the development state through June 30, 2012 totaling $5,608,761 and recurring losses and negative cash flows from operations.  Because of these conditions, the Company will require additional working capital to develop its business operations.

The Company's success will depend on its ability to raise money through debt and the sale of stock to meet its cash flow requirements.   The ability to execute its strategic plan is contingent upon raising the necessary cash to 1) pursue and close acquisitions; 2) sustain limited operations; and, 3) meet current obligations.   The current economy has

IRON EAGLE GROUP, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF ACTIVIES (continued)

Financial Condition and Going Concern (continued):

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

NOTE 2 – PREPAID EXPENSES

The Company has entered into contracts for investor relations and consulting services to assist in the financing and purchasing of construction related entities.  All services were prepaid with Company shares and warrants that vested immediately.  The values of the services to be rendered are amortized on a straight line basis each month over the terms of the contract service periods.  The services remaining to be provided as of June 30, 2012 and December 31, 2011 are reflected as a prepaid expense.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company entered into an agreement on November 15, 2009 with Belle Haven Partners, LLC (“Belle Haven”) to assist Iron Eagle with business development planning, raising additional capital, and accessing the public markets.  One of Belle Haven’s principals is also an officer of the Company, and the entities have common ownership.  Iron Eagle agreed to pay Belle Haven $20,000 per month starting September 1, 2009, as well as to reimburse them for all out-of-pocket expenses.  Belle Haven agreed to waive

IRON EAGLE GROUP, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: RELATED PARTY TRANSACTIONS (Continued)

their compensation earned during the first quarter of 2011.  The consulting expense to Belle Haven began to accrue again as of April 1, 2011.  The Company has $90,000 at June 30, 2012 and  $659,439 at December 31, 2011 in amounts due to Belle Haven.  On January 27, 2012, Belle Haven agreed to converted $659,439 into common shares at a conversion price of $0.25 a share. On January 27, 2012, the Company amended the term for the Belle Haven consulting agreement to end on June 30, 2012 and the monthly compensation for consulting services was reduced from $20,000 a month to $15,000 a month.

The Company recorded consulting expense of $45,000 and $60,000 for the three months ended June 30, 2012 and 2011, respectively, and $90,000 and $120,000 for the six month ended on June 30, 2012 and 2011, respectively.

On September 1, 2010, the Company also entered into a one year lease for its New York, New York offices with Belle Haven Capital, LLC an entity which is owned by Jason Shapiro, the Company’s current Chief Financial Officer, for $2,100 a month beginning September 1, 2010.  As of September 1, 2011, the Company renewed the lease for an additional year.

On December 31, 2009, the Company entered in two note agreements with Jason Shapiro, the Company’s current Chief Financial Officer, for a total of $15,000.  These notes, which bear a 10 percent interest rate, were originally due on June 30, 2010, and had been extended until June 30, 2011 and, as of June 30, 2012, are in default.

The Company also owed Mr. Shapiro $81,542 at June 30, 2012 and $66,531 at December 31, 2011 for operating expenses, which include professional fees for audit, rent, legal, and investor relations.  On March 15, 2011 the Company converted $250,000 of the advances into a third note agreement bearing interest at 10 percent and due December 15, 2011.  The note was in default and the interest rate was automatically raised to 15 percent on January 15, 2012.  As of the date of this filing, the Note is in default.

On March 8, 2011 the Company entered into note agreements with two related parties (the Company’s former Chairman of the Board and the Company’s Executive Vice President) for the receipt of $60,000 for working capital purposes. These notes have similar terms, bearing an interest rate of 10 percent and are due in full upon the earlier of the Company receiving at least $75,000 of funding or 90 days after issuance with renewable 30 day periods, at the holder’s sole discretion.  In addition if not repaid at

IRON EAGLE GROUP, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 4 – ACCRUED COMPENSATION

The Company has entered into employment agreements with the Company’s management team, as outlined in Note 11.  As of June 30, 2012 and December 31, 2011, no cash compensation has been paid, and the Company has accrued amounts pursuant to these agreements.  On January 27, 2012, the Company entered into an agreement with certain Officers and Directors to convert accrued compensation due them at December 31, 2011 totaling $586,360 into common shares of the Company at a conversion price of $0.25 a share.  Accrued compensation as of June 30, 2012 and December 31, 2011 totaled $1,419,485 and $1,531,496, respectively.

NOTE 5 – LINE OF CREDIT

The Company has a $50,000 revolving line of credit with a U.S. financial institution.  As of June 30, 2012 and December 31, 2011, the outstanding balance is $50,000, and carries an interest rate of prime plus 3 percent (6.25 percent at June 30, 2012).

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

NOTE 6- DEBT (Continued)

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

On March 8, 2011, the Company entered into note agreements with the Company’s Chairman of the Board and the Company’s Executive Vice President for a total of $60,000 as outlined in Note 4.

On March 17, 2011, the Company converted $250,000 of the “Advances from Officers” from the Company’s CFO into a note agreement as outlined in Note 4.

On June 8, 2012, the Company entered into a note agreement with the Hall Group, the Company’s former auditor, for $27,725 as a consideration for services rendered. The note bears an interest rate of 5 percent and due in full one year after issuance. The note is convertible at any time into shares of common equity as a price of $0.50 per share.

NOTE 7 - WARRANT DERIVATIVE LIABILITY

ASC 815-40-15 “Derivatives and Hedging” requires freestanding contracts that are settled in our own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815-40-15, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations.  In the Company’s July and August 2011 financings, the Company issued 6 units of Series A and B warrants to each purchase 6,250 shares of common stock per unit.  The Series A contained full-ratchet anti-dilution adjustments and the Series B provided for weighted-average anti-dilution adjustments for lower priced issuances of common stock.  The warrant derivative liability was initially and subsequently measured at fair value with

IRON EAGLE GROUP, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: WARRANT DERIVATIVE LIABILITY (continued)

changes in fair value recorded in earnings in each reporting period. The Company recorded non-cash income of $22,060 for the three months ended June 30, 2012 and a non-cash charge of $(7,771) for the six months ended June 30, 2012, in the consolidated statements of operations to record the change in fair value of the warrant derivative liability. Fair value was estimated using a Black Scholes option pricing model which approximates the binomial method, which included variables such as the expected volatility of the Company’s share price, interest rates, and dividend yields. These variables were projected based on the Company’s historical data, experience, and other factors. The fair value of the warrants was determined using the Black Scholes option pricing model with the following assumptions:

	June 30, 2012	December 31, 2011
Risk free interest rate	0.20%	0.20%
Volatility	506%	484%
Dividend	0	0
Expected term	1.25 years	1.5 years

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Issued for Services:

On February 4, 2011, the Company executed a consulting agreement with IPX Capital, LLC ("IPX"). Pursuant to the agreement on March 20, 2011 the Company granted IPX 15,625 common shares valued at $6.40 per common share, which vested immediately.  A success fee of $100,000 in cash will be due upon raising up to $40,000,000, plus an additional 1percent of any capital raised in excess of $40,000,000.  An additional 15,625 shares will be earned and vest upon the completion of raising the necessary capital to find the Company's first acquisition.

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

NOTE 8- STOCKHOLDERS’ EQUITY (continued)

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

NOTE 8- STOCKHOLDERS’ EQUITY (continued)

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

On March 13, 2011, the Company issued 4,650 shares of stock to JEA Energy LLC, a firm 100 percent owned by Joseph Antonini, as compensation for his services as a director of the Company from the time period of July 16, 2010, the date Mr. Antonini joined the board of directors, to March 31, 2011. These shares were valued at $7.60 a share, the share price as of December 31, 2010 (date of grant) as agreed to in 2010 by the board of directors. The fair value recorded above approximate the fair value of the services provided.

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

•

Belle Haven Partners LLC: $659,439 into 2,637,756 common shares

•

Jed M. Sabio: $48,500 into 194,000 common shares

On January 18, 2012 and February 1, 2012, the Company issued a total of 1,167,086 common shares of the Company to Ed English pursuant to the English employment agreement dated December 13, 2011 and other agreements between the Company and Ed

IRON EAGLE GROUP, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- STOCKHOLDERS’ EQUITY (continued)

English. In addition, as a performance bonus, Iron Eagle will issue English 1,037,409 common shares of the Company upon the next acquisition of a company by Iron Eagle.

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

NOTE 8- STOCKHOLDERS’ EQUITY (continued)

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

.

The Company does not have stock option or equity based compensation plans.

As of June 30, 2012 and December 31, 2011, the Company has accrued $79,031 in shares to be issued to Mr. Bovalino and Mr. Hoffman pursuant to their compensation agreements.

As of June 30, 2012 and December 31, 2011, the Company has accrued $100,000 and $50,000, respectively, in shares to be issued for Directors Fees.

See Note 14 - Subsequent Events for share and equity based issuances after June 30, 2012.

Purchase and Retirement of Common Shares

On March 17, 2011, the Company purchased 31,250 common shares of the Company from Galileo Partners, LLC for $100.   Galileo Partners is an investment firm where Steven Antebi, a non-affiliate, is the president and chief executive officer.  The Company retired the shares immediately following the purchase.

Warrants

The following schedule summarizes the Company’s warrant activity since inception through June 30, 2012:

IRON EAGLE GROUP, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- STOCKHOLDERS’ EQUITY (continued)

	Warrants	Weighted Average Exercise Price	Weighted Average Term

Outstanding at November 9, 2009	0	0	0
Warrants granted during 2010	13,594	$10.56	2.50
Warrants exercised	0	0	0
Warrants expired	0	0	0
Outstanding at December 31, 2010	13,594	$10.56	2.50

Warrants granted during Q1 2011	10,625	$8.08	1.67
Warrants granted during Q3 2011	262,500	$1.20	0.79
Warrants exercised	0	0	0
Warrants expired	0	0	0
Outstanding at December 31, 2011	286,719	$1.90	0.90
Warrants granted during Q1 & Q2 2012	0	0	0
Warrants exercised	0	0	0
Warrants expired	0	0	0
Outstanding at June 30, 2012	286,719	$1.90	0.90

NOTE 9 – INCOME TAXES

The Company’s net deferred tax amounts as of June 30, 2012 and December 31, 2011, respectively, are as follows:

IRON EAGLE GROUP, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (Continued)

	June 30, 2012	December 31, 2011

Current Deferred Tax Asset(Liability)
Accrued Payroll	$430,126	$474,105
Other	0	(3,047)
Total Current deferred tax assets	430,126	471,058

Long Term Deferred Tax Asset(Liability)
Other	2,495	1,953
Capital Loss carryforward	70,674	70,674
Net Operating Loss carryforward	3,541,571	3,055,056
Total Long Term deferred tax assets	3,614,740	3,127,683
Total Deferred Tax Assets	4,044,866	3,598,741
Valuation Allowance	(4,044,866)	(3,598,741)

Net deferred taxes	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative federal and state net operating loss carry-forward is approximately $7,780,907 at December 31, 2011, and will expire in the years 2029 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and has been fully reserved at June 30, 2012 and December 31, 2011.

The Company is in the process of filing its federal and state income tax returns for the years ending December 31, 2010 and 2009.

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

NOTE 10- COMMITMENTS AND CONTINGENCIES (continued)

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

On April 19, 2012, Iron Eagle was involved with litigation regarding unpaid bills with TUO Greenwood Village I, LLC, (“TUO”) the landlord for the Company’s Colorado lease.  The amount requested by TUO is $46,718.  Iron Eagle is in discussions with settling this amount for a lower amount.  As of June 30, 2012 and December 31, 2011, the full $46,718 has been fully recorded in accrued expenses in the accompanying consolidated statement of operations. The Company has not incurred any litigation fees with regard to this matter, but there might be litigation fees in the future.

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

NOTE 11- FAIR VALUE OF FINANCIAL INSTRUMENTS AND LIABILITIES (continued)

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

The Company’s financial instruments at June 30, 2012 include cash, accounts payable, and notes payable. The carrying amounts of cash and accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of debt is based on the fair value of similar instruments. These instruments are short-term in nature and there is no known trading market for the Company’s debt.

The following tables provide the fair value measurements of assets and liabilities as of June 30, 2012 and December 31, 2011:

IRON EAGLE GROUP, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- FAIR VALUE OF FINANCIAL INSTRUMENTS AND LIABILITIES (continued)

Fair Value Measurements as of June 30, 2012
Description	Carrying Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Warrant Derivative Liability	$10,644	$-	$-	$10,644

Fair Value Measurements as of December 31, 2011
Description	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Warrant Derivative Liability	$2,873	$-	$-	$2,873

The following table summarizes the changes in fair value of our Level 3 financial liabilities that were measured at fair value for the six months ended June 30, 2012:

IRON EAGLE GROUP, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- FAIR VALUE OF FINANCIAL INSTRUMENTS AND LIABILITIES (continued)

Warrant Derivative Liability

Balance at January 1, 2012	$ 2,873
Net change in fair value of financial instrument for Q1	29,831
Balance at March 31, 2012	32,704
Net change in fair value of financial instrument for Q2	(22,060)
Balance at June 30, 2012	$ 10,644

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

Due to market conditions, the Company was unable to raise the capital by the due date and on September 23, 2011, Mr.  Bookbinder exercised his right to revert 100percent of the membership interest back to him that also simultaneously extinguished the seller note including accrued interest.

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

IRON EAGLE GROUP, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – DISCONTINUED OPERATIONS OF DELTA MECHANICAL (Continued)

Revenue included in the discontinued operations total approximately $23.4 million for the period from January 21, 2011 through June 30, 2011 and had pre-tax loss of approximately $252,000.

NOTE 13 – RESTATEMENT

Management had discovered an accounting error that impacts the accuracy of the Company’s previously issued unaudited 2011 interim consolidated financial statements for the quarterly period ended March 31, 2011, which the interim consolidated financial statements were contained in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. This correction required management to restate the results of operations for the six months ended June 30, 2011.  The Company’s management with the concurrence of the audit committee of the Company’s board of directors concluded that the June 30, 2011 interim consolidated financial statements should no longer be relied upon.  The Company has determined that it has incorrectly excluded compensation expense during the quarter ended March 31, 2011.  Management did disclose that arrangements were waived, but has determined that compensation expense should have been recorded in the quarterly period ended March 31, 2011 with the offset to additional paid in capital totaling $615,250.  As a result, the operating expenses and the reported net loss increased by $615,250 increased for the six months ended June 30, 2011. Operating expenses increased to $2,757,581 (of which $1,296,546 is included in discontinued operations for the six months ended June 30, 2011) from $2,142,331 as originally reported for the six months ended June 30, 2011.  The reported net loss increased to $(1,724,327) from $(1,109,077) as originally reported for the six months ended June 30, 2011.

The Company’s loss per share was previously reported at (0.76) per share and increased to (1.18) per share for the six months ended June 30, 2011. Note that this error did not impact total assets, total liabilities or total stockholders’ deficit. This correction was based on the circumstances that the Company had contractual agreements with certain shareholders, and officers or directors for which compensation related to the period January 1, 2011 to March 31, 2011 were subsequently waived and therefore we erroneously excluded the expense as filed in our interim consolidated financial statement for quarterly period ended March 31, 2011.

IRON EAGLE GROUP, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

In conjunction with the preparation of these consolidated financial statements, an evaluation of subsequent events was performed and the following items were noted:

On July 18, 2012, Iron Eagle and Matrix Advisors, LLC, a consultant, amended their consulting agreement such that it terminated on June 30, 2012 and that the amount owed to Matrix was reduced from $375,000 owed as of June 30, 2012 to $100,000. The amount will be adjusted in the third quarter of 2012.

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

During the quarter ended June 30, 2012, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2011.

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues

The Company did not generate revenues for the three months ended June 30, 2012 and 2011 as they continue to be in the development stage.

Operating Expenses

Our general and administrative expenses for the three months ended June 30, 2012 were $25,446, as compared to $19,407 for the three months ended June 30, 2011. This amount includes media relations, rent, insurance, transfer agent, and travel expenses.

Compensation expense for the three months ended June 30, 2012 were $260,051, as compared to $162,500 for the three months ended June 30, 2011. This increase was the result of hiring of the new management team.  All compensation expense related to the registrant's officers has been accrued and not paid as of June 30, 2012.

Professional fees for the three months ended June 30, 2012 were $236,732, as compared to $305,250 for the three months ended June 30, 2011. This decrease was primarily a result of lower legal, audit, and consulting and S-1 related fees occurred in 2011.

Professional fees to related parties for the three months ended June 30, 2012 were $45,000, as compared to $60,000 for the three months ended June 30, 2011. This is due to a decrease in the consulting expenses related to Belle Haven Partners (“Belle Haven”), a company owned by a significant shareholder and the brother of an officer of the Company.

Total operating expenses for the three months ended June 30, 2012 were $567,229 compared to $547,157 for the three months ended June 30, 2011.  This increase was primarily due to hiring of new management in 2011 offset by lower professional fees.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2012 was $5,026, as compared to $(9,149) for the three months ended June 30, 2011.  This increase is due to the following occurring in 2012: $17,034 of interest expense offset by $22,060 of income due to the decrease in fair value of the warrant derivative liability from the private placement warrants in August 2011.

Provision for Income Taxes

The Company did not have a provision for income taxes for the three months ended June 30, 2012 and 2011.

Net Loss from Continuing Operations

As a result of the above mentioned items, the registrant reported a net loss from continuing operations of $(562,203), or $(0.07) per share-basic and diluted, for the three months ended June 30, 2012, as compared to reported net loss of $(556,306), or $(0.38) per share-basic and diluted, for the three months ended June 30, 2011.

Net Loss from Discontinued Operations

The registrant reported net loss of $(341,731) or $(0.23) per share-basic and diluted for the discontinued operations of Delta Mechanical for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

The Company did not generate revenues for the six months ended June 30, 2012 and 2011 as they continue to be in the development stage.

Operating Expenses

Our general and administrative expenses for the six months ended June 30, 2012 were $47,198, as compared to $156,752 for the six months ended June 30, 2011. This amount includes financing, media relations, rent, insurance, and travel expenses.

Compensation expense for the six months ended June 30, 2012 were $582,356, as compared to $663,750 for the six months ended June 30, 2011. This decrease was the result of hiring of the new management team.  All compensation expense related to the registrant's officers has been accrued and not paid as of June 30, 2012.

Professional fees for the six months ended June 30, 2012 were $446,887, as compared to $520,533 for the six months ended June 30, 2011. This decrease was primarily a result of lower legal, audit, and consulting and S-1 related fees occurred in 2011.

Professional fees to related parties for the six months ended June 30, 2012 were $90,000, as compared to $120,000 for the six months ended June 30, 2011. This is due to a decrease in the consulting expenses related to Belle Haven Partners (“Belle Haven”), a company owned by a significant shareholder and the brother of an officer of the Company.

Total operating expenses for the six months ended June 30, 2012 were $1,166,441 compared to $1,461,035 for the six months ended June 30, 2011.  This decrease was primarily due to hiring of new management and S-1 related expenses in 2011

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2012 was $40,239, as compared to $(11,026) for the six months ended June 30, 2011.  This increase is due to the following occurring in 2012: $33,678 of interest expense offset by $81,688 of income paid by Tru-Val Electric to us to pay corporate expenses and $7,771 of expense due to the decrease in fair value of the warrant derivative liability from the private placement warrants in August 2011.

Provision for Income Taxes

The Company did not have a provision for income taxes for the six months ended June 30, 2012 and 2011.

Net Loss from Continuing Operations

As a result of the above mentioned items, the registrant reported a net loss from continuing operations of $(1,126,202), or $(0.17) per share-basic and diluted, for the six months ended June 30, 2012, as compared to reported net loss of $(1,472,061), or $(1.01) per share-basic and diluted, for the six months ended June 30, 2011.

Net Loss from Discontinued Operations

The registrant reported net loss of $(252,266) or $(0.17) per share-basic and diluted for the discontinued operations of Delta Mechanical for the six months ended June 30, 2011.

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

Liquidity and Capital Resources

The registrant has a deficit accumulated during the development stage through June 30, 2012 totaling $5,608,761 and recurring losses and negative cash flows from operations.  Because of these conditions, the registrant will require additional working capital to develop its business operations.

The registrant's success will depend on its ability to raise money through debt and the sale of stock to meet its cash flow requirements.   The ability to execute its strategic plan is contingent upon raising the necessary cash to

   1) pursue and close acquisitions;

   2) sustain limited operations; and,

   3) meet current obligations.

The current economy has severely hampered the registrant's ability to raise funds to close on identified acquisitions.  The construction market continues to remain weak.  The registrant is uncertain what potential acquisitions will be available to us in the near future, or whether, if they are available, if they will be able to raise funds necessary to take advantage of these opportunities.  Management believes that the efforts it has made to promote its business will continue for the foreseeable future.  These conditions raise substantial doubt about the registrant’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the registrant be unable to continue as a going concern.

Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

During the six months ended June 30, 2012, we relied on cash transferred by Tru-Val Electric, loans from management, and key shareholders. As of June 30, 2012, total cash and cash equivalents was $2,724 compared to the $62 as of December 31, 2011. During the first six months end June 30, 2012, cash was transferred to us by Tru-Val Electric to us to pay corporate expenses which helped offset by the use of cash for operating expenses.

Cash provided by (used in) operations

Net cash provided by operations was $2,662 for the six months ended June 30, 2012, as compared to $(219,212) used in operations for the six months ended June 30, 2011.  This decrease was primarily a result of depreciation and amortization and the shares issued for services offset by the operations of Delta Mechanical which was acquired during January 2011.

Cash used in investing activities

Net cash provided by investing activities was $0 for the six months ended June 30, 2012 compared to $2,639,333 provided by investing activities for the six months ended June 30, 2011.  The 2011 investing activities were due to the cash acquired in the acquisition of Delta Mechanical offset by fixed assets purchased during 2011.

Cash provided by financing activities

Net cash provided by financing activities during the six months ended June 30, 2012 was $0 compared to $307,496 for the six months ended June 30, 2011.  The 2011 was primarily a result of borrowing from a third party.  In addition the Company entered into a note payable with the former owner of Delta Mechanical for the related acquisition totaling $8,757,463 which was disclosed as a non-cash transaction in the supplemental disclosures during the six months ended June 30, 2011.  Also during the Company issued 4,983,194 shares of common stock in connection with the conversion of related party liabilities totaling $1,245,799 and converted certain accounts payable to a note totaling $27,725 during the six months ended June 30, 2012

Commitments and Contractual Obligations

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

Item 4.  Controls and Procedures

During the three months ended June 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures are not effective as of June 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and concluded that it was not effective because of the material weakness described below.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2011, due to resource constraints, material weaknesses became evident to management regarding our inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties due to the limited number of employees.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.  This material weakness was still present at June 30, 2012.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 8, 2012, Iron Eagle was given notice that Mr. Bovalino and Mr. Hoffman had commenced with an arbitration proceeding regarding a dispute in compensation relating to their employment from May 2010 to November 2010.  Iron Eagle is in discussions with the attorney of Mr. Bovalino and Mr. Hoffman and believe they have reached a tentative settlement. The full amount of the settlement has been recorded in the financials as of June 30, 2012. There is no guarantee that a settlement will ultimately be executed and the Company might be liable for additional expenses.

On April 19, 2012, Iron Eagle was involved with litigation regarding unpaid bills with TUO Greenwood Village I, LLC, (“TUO”) the landlord for the company’s Colorado lease.  The amount requested by TUO is $46,718.  Iron Eagle is in discussions with settling this amount for a lower amount.  As of June 30, 2012, $46,718 has been fully recorded in the accompanying consolidated statement of operations. The company has not incurred any litigation fees with regard to this matter, but there might be litigation fees in the future.

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