Form 10-Q/A
period 2012-03-31
Iron Eagle Group, Inc.
filed 2012-08-23
CIK 1043825

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT 1 to

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

As of August 23, 2012, there were 7,780,568 shares of common stock of the issuer outstanding.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

Dated:  August 23, 2012

Iron Eagle Group, Inc.

By  /s/Edward M. English

    Edward M. English

    Chief Executive Officer

By  /s/Jason M. Shapiro

    Jason M. Shapiro

    Chief Financial Officer