Form 10-Q/A
period 2012-06-30
Iron Eagle Group, Inc.
filed 2012-08-23
CIK 1043825

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

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